Form 10QSB
period 2007-06-30
Medical Design Studios, Inc.
filed 2007-08-14
CIK 1405917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 144596

MEDICAL DESIGN STUDIOS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-0482524
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Justin Craig Medical Design Studios, Inc. 7231 South Rome Street Aurora, CO 80016 (Address of principal executive offices)

303-956-7197
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ *   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of August 6, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement was declared effective on August 2, 2007

MEDICAL DESIGN STUDIOS, INC.

 MEDICAL DESIGN STUDIOS, INC.

Balance Sheet

June 30, 2007

(Unaudited)

ASSETS

Current Assets:
Cash	$500
Accounts receivable	36,915
Total current assets	37,415

Equipment:
Computer equipment	18,075
Accumulated depreciation	(4,637)
Net	13,438

TOTAL ASSETS	$50,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$15,766

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Retained earnings	25,087
Total stockholders’ equity	35,087

TOTAL LIABILITIES AND STOCK HOLDER’S EQUITY	$50,853

See accompanying notes to the financial statements.

 MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

For the Three Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006

Revenue	$83,950	$59,330

Operating Expenses:
General and administrative	15,590	10,582
Compensation	62,911	50,089
Total operating expenses	78,501	60,671

Income (loss) before income taxes	5,449	(1,341)

Provision for income taxes	1,907	-

Net income (loss)	$3,542	$(1,341)

Income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,599,121	9,240,000

See accompanying notes to the financial statements.

 MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006

Revenue	$138,425	$97,015

Operating Expenses:
General and administrative	28,447	20,978
Compensation	99,205	77,804
Total operating expenses	127,652	98,782

Income (loss) before income taxes	10,773	(1,767)

Provision for income taxes	2,705	-

Net income (loss)	$8,068	$(1,767)

Income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,420,552	9,240,000

See accompanying notes to the financial statements.

 MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,068	$(1,767)
Depreciation	1,682	252
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in net operating assets	(10,510)	1,515
Net Cash Provided Used in Operating Activities	(760)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	760	-

CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	500	500
CASH AT END OF PERIOD	$500	$500

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Notes to Unaudited Financial Statements

June 30, 2007

(Unaudited)

NOTE 1

 BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended June 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on August 2, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2

CONCENTRATION OF RISK

For the six months ended June 30, 2007, four unrelated customers (High Impact Litigation (34.51%), The Visual Advantage (20.25%), Legal Wizard (9.29%) and Trial Exhibits, Inc. (21.40%)) comprised 85.45% of total revenues. For the six months ended June 30, 2006, three unrelated customers (High Impact Litigation (31.49%), The Visual Advantage (31.95%), and Trial Exhibits, Inc. (14.40%)) comprised 77.84% of total revenues.

NOTE 3

 STOCKHOLDERS’ EQUITY

On May 18, 2007, 760,000 shares of the Company’s common stock were sold to 38 shareholders at $.001 per share, including 100,000 shares sold to a director of the Company. The director is also the father of the Company’s President.

Stock Option Plan

Pursuant to a May 22, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company.   The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

No options have been issued or are outstanding under the Plan.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

MDS was founded as an unincorporated business in January 2004 and became a C corporation in the state of Nevada on February 1, 2005. At June 30, 2007, we had one employee, Justin Craig, our founder and president. Mr. Craig devotes fulltime to us.

We are a digital medical illustrator and animator providing digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues. Approximately 85% of our work is ultimately used by plaintiff counsel and 15% is used by defense counsel.

Our customers are almost always companies that assist attorneys to prepare or enhance a wide range of exhibits for trials. We perform the digital medical imaging that is needed by these companies. There are a limited number of these companies.

Customers originally hear of our services from word of mouth. They continue with us and expand or decrease the amount of work that they send to us based on the quality and timing of our output. We retain rights to the digital images that we produce. These digital images form a library for us. Some of these digital images can be sold to users who need generic types of images for their purposes. This enables us to generate revenue without doing additional work. The longer that we are in operation, the larger our library becomes.

Comparison of the six months ended June 30, 2007 and 2006

A summary of operations follows:

	2007	2006

Revenue	$138,425	$97,015

Operating Expenses:
General and administrative	28,447	20,978
Compensation	99,205	77,804
Total operating expenses	127,652	98,782

Income (loss) before income taxes	10,773	(1,767)

Provision for income taxes	2,705	-

Net income (loss)	$8,068	$(1,767)

Revenue – For the six months ended June 30, 2007, four unrelated customers (High Impact Litigation (34.51%), The Visual Advantage (20.25%), Legal Wizard (9.29%) and Trial Exhibits, Inc. (21.40%)) comprised 85.45% of total revenues. For the six months ended June 30, 2006, three unrelated customers (High Impact Litigation (31.49%), The Visual Advantage (31.95%), and Trial Exhibits, Inc. (14.40%)) comprised 77.84% of total revenues.

Compensation relates entirely to Justin Craig.

General and administrative consist of:

	2007	2006

Automobile	$973	$880
Computer supplies	885	1,440
Depreciation	1,682	252
Dues	395	-
Employee benefits	9,144	7,056
Entertainment	468	378
Internet expenses	556	847
Office expense	1,175	580
Outside services	7,201	3,015
Rent	2,400	2,400
Repairs and maintenance	312	1,234
Salaries	1,400	1,200
Taxes	46	101
Telephone	723	678
Travel	1,087	917
Total	$28,447	$20,979

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

MDS will pay all costs relating to our Registration Statement that became effective on August 2, 2007.  This amount will be paid as and when necessary and required or otherwise accrued on the books and records of MDS until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when MDS has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds for this purpose and, accordingly, the agreement between MDS, our president and our counsel is binding upon all parties.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations are generating sufficient cash to continue operations for the next 12 months provided that our costs of being a public company remain equal to or below the maximum estimate provided below.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of MDS because the shares may be issued to parties or entities committed to supporting existing management.

In May 2007, we sold 760,000 shares of our common stock to 38 people for $760. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and business associates of management involved in our business.  Of the 760,000 shares, 300,000 (39.5%) shares were sold to people directly related to at least one officer or director and 300,000 (39.5%) shares were sold to our counsel. Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The application of FIN 48 did not have a material impact on our financial position and results of operations.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007, 2006 and 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Medical Design Studios, Inc.

(Registrant)

/s/  Justin Craig

                                                            Justin Craig

                                                            Title: President and Chief Financial Officer

August 14, 2007