Form 10QSB
period 2007-09-30
Medical Design Studios, Inc.
filed 2007-11-14
CIK 1405917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of November 12, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

MEDICAL DESIGN STUDIOS, INC.

 MEDICAL DESIGN STUDIOS, INC.

Balance Sheet

September 30, 2007

(Unaudited)

ASSETS

Current Assets:
Cash	$500
Accounts receivable	37,700
Total current assets	38,200

Equipment:
Computer equipment	18,075
Accumulated depreciation	(5,478)
Net	12,597

TOTAL ASSETS	$50,797

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$16,501
Total current liabilities	16,501

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Retained earnings	24,296
Total stockholders’ equity	34,296

TOTAL LIABILITIES AND STOCK- HOLDER’S EQUITY	$50,797

See accompanying notes to the financial statements.

 MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

For the Three Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Revenue	$43,432	$60,697

Operating Expenses:
General and administrative	14,954	13,113
Compensation	29,534	47,195
Total operating expenses	44,488	60,308

Income (loss) before income taxes	(1,056)	389

Provision (benefit) for income taxes	(265)	-

Net income (loss)	$(791)	$389

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,240,000

See accompanying notes to the financial statements.

 MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Revenue	$181,857	$157,712

Operating Expenses:
General and administrative	43,401	34,091
Compensation	128,739	124,999
Total operating expenses	172,140	159,090

Income (loss) before income taxes	9,717	(1,378)

Provision for income taxes	(2,440)	-

Net income (loss)	$7,277	$(1,378)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,806,851	9,240,000

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,277	$(1,378)
Depreciation	2,523	378
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in net operating assets	(10,560)	1,000
Net Cash Used in Operating Activities	(760)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	760	-

CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	500	500
CASH AT END OF PERIOD	$500	$500

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Notes to Financial Statements

September 30, 2007

(Unaudited)

NOTE 1 -

ORGANIZATION

Medical Design Studios was founded as an unincorporated business in January 2004 and (“MDS” or the “Company”) became a C corporation in the State of Nevada on February 1, 2005. The Company is a digital medical illustrator and animator providing digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues.

The acquisition of Medical Design Studios (“Predecessor”) by Medical Design Studios, Inc. (“MDS”) has been accounted for as a reverse acquisition for financial accounting purposes. The reverse merger is deemed a capital transaction and the net assets of Predecessor (the accounting acquirer) are carried forward to MDS (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of MDS and the assets and liabilities of Predecessor which are recorded at historical cost. Since MDS had no operations prior to the reverse merger, the financial statements of Predecessor and MDS are being combined for the period from January 1, 2004 through February 1, 2005. The equity of MDS is the historical equity of Predecessor retroactively restated to reflect the number of shares issued by MDS in the transaction.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three and nine-month periods ended September 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on August 2, 2007.

Year-end

The Company has elected a fiscal year ending on December 31.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic and Diluted Income (Loss) Per Common Share

Basic net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period assuming that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares outstanding as of September 30, 2007.

Revenue Recognition

The Company recognizes revenue when all work on a project has been completed and has been accepted by the buyer and collectability is reasonably assured.

Equipment

Equipment, which consists of computer equipment, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful life of three years.

The carrying values of fixed assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. As of December 31, 2006, no impairment has incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

The operating results prior to February 1, 2005 of Medical Design Studios were included in the tax return of the Company’s founder. The Company is not entitled to the potential benefit of any of those losses.

Recently Issued Accounting Standards

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm issues an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material. The Company does not anticipate that the adoption of SAB No. 108 will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -

CONCENTRATION OF RISK

For the nine months ended September 30, 2007, four unrelated customers (High Impact Litigation (29.02%), The Visual Advantage (23.93%), Legal Wizard (12.57%) and Trial Exhibits, Inc. (16.90%)) comprised 82.42% of total revenues. For the nine months ended September 30, 2006, three unrelated customers (High Impact Litigation (41.88%), The Visual Advantage (24.41%), and Trial Exhibits, Inc. (11.21%)) comprised 77.5% of total revenues.

NOTE 4 -

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

Operations

MDS was founded as an unincorporated business in January 2004 and became a C corporation in the state of Nevada on February 1, 2005. At September 30, 2007, we had one employee, Justin Craig, our founder and president. Mr. Craig devotes fulltime to us.

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

Comparison of the nine months ended September 30, 2007 and 2006

A summary of operations follows:

	2007	2006

Revenue	$181,857	$157,712

Operating Expenses:
General and administrative	43,401	34,091
Compensation	128,739	124,999
Total operating expenses	172,140	159,090

Income (loss) before income taxes	$9,717	$(1,378)

Revenue – For the Nine months ended September 30, 2007, four unrelated customers (High Impact Litigation (29.02%), The Visual Advantage (23.93%), Legal Wizard (12.57%) and Trial Exhibits, Inc. (16.90%)) comprised 82.42% of total revenues. For the nine months ended September 30, 2006, three unrelated customers (High Impact Litigation (41.88%), The Visual Advantage (24.41%), and Trial Exhibits, Inc. (11.21%)) comprised 77.5% of total revenues.

Compensation relates entirely to Justin Craig.

General and administrative consist of:

	2007	2006

Automobile	$1,459	$1,331
Computer supplies	1,123	2,123
Depreciation	2,523	378
Dues	560	165
Employee benefits	15,532	11,272
Entertainment	522	811
Internet expenses	686	1,271
Office expense	2,175	866
Outside services	10,626	4,310
Rent	3,600	3,600
Repairs and maintenance	312	2,054
Salaries	2,000	1,800
Taxes	92	147
Telephone	1,104	1,027
Travel	1,087	2,936
Total	$43,401	$34,091

Outside services increased in 2007 because of professional fees.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.      ↑

Liquidity

MDS will pay all costs relating to our Registration Statement that became effective on August 2, 2007.  This amount, the majority of which becomes a formal obligation if and when we receive a trading symbol, will be paid as and when necessary and required or otherwise accrued on the books and records of MDS until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within nine months, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when MDS has the financial resources to do so.  A formal written arrangement exists with respect to our president’s commitment to loan funds for this purpose and, accordingly, the agreement between MDS, our president and our counsel is binding upon all parties.

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

Recent Issued Accounting Pronouncements

In September 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The application of FIN 48 did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have a material impact on our financial statements.

In September 2006, FASB issued FASB Statement No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS NO. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007, 2006 and 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

November 13, 2007