Form 10-Q
period 2008-03-31
Medical Design Studios, Inc.
filed 2008-05-15
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

Commission File Number 333- 144596

MEDICAL DESIGN STUDIOS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0482524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7231 South Rome Street, Aurora, Colorado 80016
(Address of Principal Executive Offices)

303-956-7197
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2008, 5,000,000 shares of the issuer’s Common Stock were outstanding.

MEDICAL DESIGN STUDIOS, INC.

MEDICAL DESIGN STUDIOS, INC.
Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$500	$500
Accounts receivable	20,250	37,825
Total current assets	20,750	38,325

Equipment:
Computer equipment	29,793	18,075
Accumulated depreciation	(8,137)	(6,319)
Net	21,656	11,756

TOTAL ASSETS	$42,406	$50,081

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued expenses	$24,496	$25,086

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	5,000	5,000
Retained earnings	7,910	14,995
Total stockholders’ equity	17,910	24,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,406	$50,081

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue	$45,215	$54,475

Operating Expenses:
General and administrative	13,852	12,857
Compensation	38,448	36,294
Total	52,300	49,151

Income (loss) before income taxes	(7,085)	5,324

Provision for income taxes	-	798

Net income (loss)	$(7,085)	$4,526

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding- basic and diluted	5,000,000	4,620,000

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,085)	$4,526
Depreciation	1,818	841
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	16,985	(5,367)
Net Cash Provided by Operating Activities	11,718	-

CASH FLOWS FROM FINANCING ACTIVITIES - Purchase of computer	(11,718)	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	500	500
CASH AT END OF PERIOD	$500	$500

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Notes to Unaudited Financial Statements

March 31, 2008

(Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month periods ended March 31, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 CURRENT DEVELOPMENTS

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

The Company’s officers and directors, and the business focus of the Company were not changed in connection with the purchase and sale transactions.

NOTE 3  CONCENTRATION OF RISK

For the three months ended March 31, 2008, two unrelated customers (High Impact Litigation (19.35%) and Trial Exhibits, Inc. (72.32%)) comprised 91.67% of total revenues.

For the three months ended March 31, 2007, three unrelated customers (High Impact Litigation (52.2%), The Visual Advantage (27.5%), and Trial Exhibits, Inc. (14.7%)) comprised 94.4% of total revenues.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of us. These factors include our lack of historically profitable operations, dependence on key personnel, the success of our business, ability to manage anticipated growth and other factors identified in our filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We were founded as an unincorporated business in January 2004 and became a C corporation in the state of Nevada on February 1, 2005. At March 31, 2008, we had one employee, Justin Craig, our founder and president. Mr. Craig devotes his full time to us.

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

Customers originally hear of our services from word of mouth. Generally, they continue with us and expand or decrease the amount of work that they send to us based on the quality and timing of our output. We retain rights to the digital images that we produce. These digital images form a library for us. We can sell some of these digital images to users who need generic types of images for their purposes. This enables us to generate revenue without doing additional work. The longer that we are in operation, the larger our library becomes.

Comparison of the three months ended March 31, 2008 and 2007

A summary of operations follows:

	Three Months Ended March 31,
	2008	2007

Revenue	$45,215	$54,475

Operating Expenses:
General and administrative	13,852	12,857
Compensation	38,448	36,294
Total	52,300	49,151

Income (loss) before income taxes	$(7,085)	$5,324

Revenue - For the three months ended March 31, 2008, two unrelated customers (High Impact Litigation (19.35%) and Trial Exhibits, Inc. (72.32%)) comprised 91.67% of total revenues.

For the three months ended March 31, 2007, three unrelated customers (High Impact Litigation (52.2%), The Visual Advantage (27.5%), and Trial Exhibits, Inc. (14.7%)) comprised 94.4% of total revenues.

Compensation relates entirely to Justin Craig.

General and administrative consist of:

	Three Months Ended March 31,
	2008	2007

Automobile	$421	$454
Computer supplies	613	714
Depreciation	1,818	841
Dues	96	230
Employee benefits	4,616	3,916
Entertainment	296	142
Internet expenses	130	426
Office expense	1,000	482
Outside services	2,625	2,629
Rent	1,200	1,200
Repairs and maintenance	-	312
Salaries	600	800
Telephone	392	351
Taxes	45	-
Travel	-	360

Total	$13,852	$12,857

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, we cannot assure you that we will be successful in any of those efforts even if we are a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

We do not know and cannot estimate whether the transaction among certain of our shareholders and Vision Opportunity Master Fund described above will have any impact on our liquidity or ability to obtain funds.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which we cannot assure you, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations are generating sufficient cash to continue operations for the next 12 months provided that our costs of being a public company remain equal to or below the maximum estimate provided below.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual and periodic reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although we cannot assure you that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

We have no current plans to seek private investment or to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although we cannot assure you that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock held by such persons may also give them a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance our management’s ability to maintain control of our company because the shares may be issued to parties or entities committed to supporting our management.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the year ending December 31, 2008, we will be required to include a report of our management on our internal control over financial reporting. The internal control report must include a statement.

▪	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, we are required to file our registered accounting firm’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. We do not anticipate that the adoption of this statement will have any effect on our financial condition and results of operations since we do not have any defined benefit or other postretirement plans.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of March 31,2008 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three months period ended March 31, 2008 and 2007, and we do not believe that any of those pronouncements will have a significant impact on ourfinancial statements at the time they become effective.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T

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

PART II

OTHER INFORMATION
Item 1	Legal Proceedings

None

Item 1A	Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-KSB for the year ended December 31, 2007.

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL DESIGN STUDIOS, INC.

By:	/s/ Justin Craig
Justin Craig
President and Chief Financial Officer
(principal executive officer,
principal financial and accounting officer)

Dated: May 14, 2008