Form 10-Q
period 2008-06-30
Medical Design Studios, Inc.
filed 2008-08-14
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 2008, 5,000,000 shares of the issuer’s Common Stock were outstanding.

MEDICAL DESIGN STUDIOS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL DESIGN STUDIOS, INC.
Balance Sheets

ASSETS
	June 30, 2008	December 31, 2007
Current Assets:	(Unaudited)
Cash	$500	$500
Accounts receivable	27,150	37,825
Total current assets	27,650	38,325

Equipment:
Computer equipment	29,793	18,075
Accumulated depreciation	(9,955)	(6,319)
Net	19,838	11,756

TOTAL ASSETS	$47,488	$50,081

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued expenses	$24,888	$25,086

Stockholders' Equity:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding		-
Common stock: $0.001 par value; authorized 74,000,000 shares; 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	5,000	5,000
Retained earnings	12,600	14,995
Total stockholders’ equity	22,600	24,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,488	$50,081

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Revenue	$74,100	$138,425

Operating Expenses:
General and administrative	22,532	28,447
Compensation	53,963	99,205
Total operating expenses	76,495	127,652

Income (loss) before income taxes	(2,395)	10,773

Provision for income taxes	-	2,705

Net income (loss)	$(2,395)	$8,068

Income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	5,000,000	4,710,276

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Revenue	$28,885	$83,950

Operating Expenses:
General and administrative	8,680	15,590
Compensation	15,515	62,911
Total operating expenses	24,195	78,501

Income before income taxes	4,690	5,449

Provision for income taxes	-	1,907

Net income	$4,690	$3,542

Net Income per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	5,000,000	4,799,561

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,395)	$8,068
Depreciation	3,636	1,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	10,477	(10,510)
Net Cash Provided (Used) by Operating Activities	11,718	(760)

CASH FLOWS FROM INVESTING ACTIVITIES - Purchase of computer	(11,718)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	-	760

CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	500	500
CASH AT END OF PERIOD	$500	$500

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Notes to Unaudited Financial Statements

June 30, 2008 and 2007

(Unaudited)

NOTE 1   BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended June 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

NOTE 3  CONCENTRATION OF RISK

For the six months ended June 30, 2008, four unrelated customers (High Impact Litigation (11.81%), The Visual Advantage (9.45%), Legal Wizard (10.66%), and Trial Exhibits, Inc. (65.72%)) comprised 97.64% of total revenues.

For the six months ended June 30, 2007, four unrelated customers (High Impact Litigation (34.51%), The Visual Advantage (20.25%), Legal Wizard (9.29%) and Trial Exhibits, Inc. (21.40%)) comprised 85.45% of total revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report. Because of the nature of a relatively new and growing company such as ours, the reported results will not necessarily reflect the future.

Operations

We were founded as an unincorporated business in January 2004 and became a C corporation in the state of Nevada on February 1, 2005. At June 30, 2008, we had one employee, Justin Craig, our founder and president. Mr. Craig devotes his full time to us.

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

Comparison of the six months ended June 30, 2008 and 2007

A summary of operations follows:

	2008	2007

Revenue	$74,100	$138,425

Operating Expenses:
General and administrative	22,532	28,447
Compensation	53,963	99,205
Total operating expenses	76,495	127,652

Income (loss) before income taxes	(2,395)	10,773

Provision for income taxes	-	2,705

Net income (loss)	$(2,395)	$8,068

Revenue - For the six months ended June 30, 2008, four unrelated customers (High Impact Litigation (11.81%), The Visual Advantage (9.45%), Legal Wizard (10.66%), and Trial Exhibits, Inc. (65.72%)) comprised 97.64% of total revenues.

For the six months ended June 30, 2007, four unrelated customers (High Impact Litigation (34.51%), The Visual Advantage (20.25%), Legal Wizard (9.29%) and Trial Exhibits, Inc. (21.40%)) comprised 85.45% of total revenues.

Compensation relates entirely to Justin Craig.

General and administrative consist of:

	2008	2007

Automobile	$467	$973
Computer supplies	942	885
Depreciation	3,636	1,682
Dues	104	395
Employee benefits	5,294	9,144
Entertainment	463	468
Internet expenses	130	556
Office expense	2,000	1,175
Outside services	5,474	7,201
Rent	1,200	2,400
Repairs and maintenance	916	312
Salaries	600	1,400
Taxes	46	46
Telephone	436	723
Travel	824	1,087
Total	$22,532	$28,447

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, we cannot assure you that we will be successful in any of those efforts even as a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

We do not know and cannot estimate whether the transaction among certain of our stockholders and Vision Opportunity Master Fund described above will have any impact on our liquidity or ability to obtain funds.

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

In becoming a public company, we have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although we cannot assure you that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  As previously stated, we hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although we cannot assure you that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company makes it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give such persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance our existing management’s ability to maintain control of our company because the shares may be issued to parties or entities committed to supporting existing management.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, that will increase our operating costs or cash requirements in the future.

Seasonality

We have not noted a significant seasonal impact in our business.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. Effective January 1, 2008, we adopted SFAS 159. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”), which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The adoption of EITF Issue No. 07-3 did not have a material impact on our financial results .

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We will adopt this standard at the beginning of our 2009 fiscal year for all prospective business acquisitions. We have not determined the effect that the adoption of SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We will adopt this standard at the beginning of our 2009 fiscal year for all prospective business acquisitions.  We have not determined the effect that the adoption of SFAS 160 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, SFAS 161 requires comparative disclosures only for periods subsequent to initial adoption. We will adopt this standard at the beginning of our 2009 fiscal year.  We do not expect the adoption of SFAS 161 to have a material impact on our financial results.

The FASB, the EITF and the U.S. Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2008 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and six months ended June 30, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our CEO/CFO has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not required

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 - Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Design Studios, Inc.

By:	/s/ Justin Craig
Justin Craig
President and Chief Financial Officer (principal executive officer; principal financial and accounting officer)

Dated: August 13, 2008