Form 10-Q
period 2008-09-30
Medical Design Studios, Inc.
filed 2008-11-10
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-144596

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

As of November 5, 2008, 5,000,000 shares of the issuer’s Common Stock were outstanding.

MEDICAL DESIGN STUDIOS, INC.

FORM 10-Q

September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL DESIGN STUDIOS, INC.
Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash	$500	$500
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $0, respectively	40,000	37,825
Total current assets	40,500	38,325

Equipment:
Computer equipment	29,793	18,075
Accumulated depreciation	(11,773)	(6,319)
Net	18,020	11,756

TOTAL ASSETS	$58,520	$50,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$37,874	$25,086

Stockholders’ Equity:
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 74,000,000 shares; 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	5,000	5,000
Retained earnings	10,646	14,995
Total stockholders’ equity	20,646	24,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,520	$50,081

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Revenue	$129,875	$181,857

Operating Expenses:
Selling, general and administrative	45,951	43,401
Compensation	88,273	128,739
Total operating expenses	134,224	172,140

Income (loss) before income taxes	(4,349)	9,717

Provision for income taxes	-	(2,440)

Net income (loss)	$(4,349)	$7,277

Net income (loss) per share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	5,000,000	4,903,426

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Revenue	$55,775	$43,432

Operating Expenses:
Selling, general and administrative	23,419	14,954
Compensation	34,310	29,534
Total operating expenses	57,729	44,488

Loss before income taxes	(1,954)	(1,056)

Provision for income taxes	-	(265)

Net loss	$(1,954)	$(791)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	5,000,000	5,000,000

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,349)	$7,277
Depreciation	5,454	2,523
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in net operating assets	10,613	(10,560)
Net Cash Provided by (Used in) Operating Activities	11,718	(760)

CASH FLOWS FROM INVESTING ACTIVITIES – Purchase of computer	(11,718)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	-	760

CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	500	500
CASH AT END OF PERIOD	$500	$500

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Notes to Unaudited Financial Statements

September 30, 2008

(Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended September 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

NOTE 3  CONCENTRATION OF RISK

For the nine months ended September 30, 2008, four unrelated customers (High Impact Litigation (7.51%), The Visual Advantage (7.74%), Legal Wizard (11.16%), and Trial Exhibits, Inc. (68.47%)) comprised 94.88% of total revenues.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of us. These factors include our lack of historically profitable operations, dependence on key personnel, the success of our business, our ability to manage anticipated growth and other factors identified in our filings with the U.S. Securities and Exchange Commission, press releases and/or other public communications.

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

Comparison of the Nine Months ended September 30, 2008 and 2007

A summary of operations follows:

	2008	2007

Revenue	$129,875	$181,857

Operating Expenses:
Selling, general and administrative	45,951	43,401
Compensation	88,273	128,739
Total operating expenses	134,224	172,140

Income (loss) before income taxes	$(4,349)	$9,717

Revenue – For the nine months ended September 30, 2008, four unrelated customers (High Impact Litigation (7.51%), The Visual Advantage (7.74%), Legal Wizard (11.16%), and Trial Exhibits, Inc. (68.47%)) comprised 94.88% of total revenues.

For the nine months ended September 30, 2007, four unrelated customers (High Impact Litigation (29.02%), The Visual Advantage (23.93%), Legal Wizard (12.57%) and Trial Exhibits, Inc. (16.90%)) comprised 82.42% of total revenues.

Compensation relates entirely to Justin Craig.

Selling, general and administrative consist of:

	2008	2007

Automobile	$759	$1,459
Computer supplies	1,309	1,123
Depreciation	5,454	2,523
Dues	220	560
Employee benefits	9,418	15,532
Entertainment	692	522
Internet expenses	260	686
Office expense	3,000	2,175
Outside services	8,098	10,626
Rent	2,400	3,600
Repairs and maintenance	1,043	312
Salaries	1,200	2,000
Taxes	92	92
Telephone	818	1,104-
Travel	1,188	1,087
Bad debts	10,000	-
Total	$45, 951	$43,401

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

Recent Accounting Pronouncements

In June 2003, the U.S. Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended December 31, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, management is required to file the registered accounting firm’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force (“EITF”) Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We will adopt this standard at the beginning of our 2009 fiscal year for all prospective business acquisitions. We have not determined the effect that the adoption of SFAS 141(R) will have on our financial statements.

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

The FASB, the Emerging Issues Task Force and the U.S. Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and nine months ended September 30, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (in this case the same person), of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our CEO/CFO has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 7, 2008