Form 10-K
period 2008-12-31
Medical Design Studios, Inc.
filed 2009-03-30
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number: 333-144596

Medical Design Studios, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-0482524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7231 South Rome Street
Aurora, Colorado	80016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  303-956-7197

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

Non-accelerated filer  ☐                                                                                     Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2008, was $39,200 based on the sale price of the shares in a private resale transaction completed on March 14, 2008, of $.07 per share.  The shares of our company did not trade publicly in 2008.

Number of shares outstanding of the registrant’s common stock as of March 30, 2009: 7,142,858 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Note Regarding Forward-Looking Statements

Certain matters discussed in this annual report on Form 10-K are forward-looking statements.  Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•	our future operating results,

•	our business prospects,

•	our contractual arrangements and relationships with third parties,

•	the dependence of our future success on the general economy,

•	our possible financings, and

•	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this annual report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

We have obtained a trading symbol for our common stock so that the shares may be quoted on the OTC Bulletin Board (“OTCBB”). However, no public trades of our common stock have occurred since April 30, 2007. Our current trading symbol is MDST.

Item 1.  Business

Overview

We were founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.  As of March 30, 2009, we had one employee, Justin N. Craig, our founder and President. Mr. Craig devotes his full time to our business.

We are a digital medical illustrator and animator providing digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues. Approximately 85% of our work is ultimately used by plaintiff counsel and 15% is used by defense counsel.

A digital medical illustrator is a professional who interprets and creates visual material to help record and disseminate medical, biological and related knowledge. Medical illustrators create medical illustrations using traditional and digital techniques which can appear in medical textbooks, medical advertisements, professional journals, instructional videotapes and films, animations, computer-assisted learning programs, exhibits, lecture presentations, general magazines and television.  We specialize in creating and enhancing digital images that will be used as exhibits in legal trials. Specifically, we create demonstrative exhibits and animations that are designed to clearly and concisely communicate the testimony of expert medical witnesses. These exhibits are developed in a variety of media (including illustrations, diagrams, computer animations and 3D models) best suited for the type of information that needs to be conveyed.

Recent Developments

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

On March 17, 2008, pursuant to prior approvals by our directors and stockholders owning in excess of a majority of the voting power of our outstanding shares, we effected a 1-for-2 reverse stock split of our outstanding shares of common stock.

Following the reverse stock split, we had 5,000,000 shares of common stock outstanding. Of such shares, after giving effect to the privately-negotiated transactions described above, Vision Opportunity Master Fund owns 4,720,000 shares of our common stock, or 94.4% of our outstanding shares. Vision Opportunity Master Fund purchased these shares for a total of approximately $670,000 in cash, inclusive of related acquisition costs.

Effective November 21, 2008, we effected a 5-for-1 forward stock split of our outstanding common stock in the form of a stock distribution.  As a result of the forward stock split, each holder of record of a certificate for one or more shares of common stock as of November 21, 2008, received a certificate representing four additional shares of common stock for every one share of common stock held by that holder.  We had 5,000,000 shares outstanding prior to the forward stock split and, as a result of the forward stock split, we had 25,000,000 shares outstanding following the forward stock split.

On March 30, 2009, pursuant to prior approval by our directors and majority stockholder, we effected a 1-for-3.5 reverse stock split of our outstanding shares of common stock, bringing our total number of outstanding shares of common stock to 7,142,858 shares.

Products

Our principal output is:

•
Image enhancements are a dramatic and realistic way of clarifying organic tissues on any type of radiographic film. MRIs, CAT scans, myleograms, arteriograms, ultrasound images and mammograms, among others, can be enhanced with color to point out pertinent structures on the films, making them easier for laypersons on a jury to comprehend. Disease processes such as inflammatory arthritis, arterial aneurysms, metastasizing cancer and deep vein thrombosis can be emphasized as well. This same technique can also be applied to radiographic video images such as cardiac catheterizations, ultrasounds and arteriorgrams.  These color-enhanced films also make it easier for expert witnesses and counsel to describe and highlight key points in their testimony or argument.

•	3D Animation software is utilized to produce still frames of complex information and products. These images can be incorporated into settlement packages, timelines, or printed as large trial exhibits.

•
Real-time Animation is used in certain instances in which issues of a case deal with time, complex element relationships or motion, because real-time animation may very well be the best medium to accurately demonstrate the facts of these types of cases to juries.

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
$50-$75/hr for 2D or 3D animation

For the year ended December 31, 2008, two unrelated customers, Legal Wizard (60.0%) and Trial Exhibits, Inc. (10.51%) comprised 70.51% of total revenues.  For the year ended December 31, 2007, four unrelated customers (High Impact Litigation (24.81%), The Visual Advantage (23.41%), Legal Wizard (13.29%) and Trial Exhibits, Inc. (22.54%)) comprised 84.05% of total revenues. This trend of relying on a very limited number of customers is likely to continue for the foreseeable future.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of March 30, 2009, we had one employee, Justin N. Craig, our founder and President. Mr. Craig devotes his full time to our business. There are no written employment contracts or agreements.

Item 1A.  Risk Factors

Risks Related to our Business

We have limited financial resources which may make it more difficult for us to raise capital or other financing. Absent financial resources we will be unable to undertake programs designed to expand our business.

We have limited financial resources and has not established a source of equity or debt financing. In addition, we had negative working capital ($32,230) at December 31, 2008.  If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail our operations.

We are and will continue to be completely dependent on the services of our founder and President, Justin N. Craig, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business contacts of Justin N. Craig, our President, Chief Executive Officer and Chief Financial Officer.  He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this annual report. We will fail without Mr. Craig or an appropriate replacement(s).

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

Justin N. Craig, also our chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Justin N. Craig has no meaningful financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We depend on a small number of industries and clients for all of our business, and the loss of one such significant client could cause revenues to drop quickly and unexpectedly.

For the year ended December 31, 2008, two unrelated customers, Legal Wizard (60.0%) and Trial Exhibits, Inc. (10.51%) comprised 70.51% of total revenues.  For the year ended December 31, 2007, four unrelated customers (High Impact Litigation (24.81%), The Visual Advantage (23.41%), Legal Wizard (13.29%) and Trial Exhibits, Inc. (22.54%)) comprised 84.05% of total revenues. This trend of relying on a very limited number of customers is likely to continue for the foreseeable future.

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

We have only two directors, one of which is our President.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.

We also believe that the potential of issuing restricted shares of our common stock to vendors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.  We will also consider attempting to satisfy vendor obligations through the issuance of shares.

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

We have a trading symbol for our common stock which permits our shares to be quoted on the OTCBB. However, no public trades of our shares have occurred since April 30, 2007, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether:

•	any market for our shares will develop,

•	the prices at which our common stock will trade, or

•
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

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by Finra.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stock for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

The market for penny stock has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stock has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer,

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases,

•	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons,

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers, and

•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of lower-priced stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

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

Our President is currently in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally necessary, we have not yet adopted these measures.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this report.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our office and mailing address is 7231 South Rome Street, Aurora, Colorado 80016, which is provided to us by our President and serves as our principal executive offices. We paid rent of $4,800 in each of 2008 and 2007 for use of these facilities. There is no written lease agreement.

Item 3.  Legal Proceedings

We are not party to any pending or, to our knowledge, threatened litigation of any type.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We became subject to Securities Exchange Act reporting requirements in August 2007. There is no established current public market for our shares of common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under MDST.  No public trades have occurred since April 30, 2007.  There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol MDST.  Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our shares of common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurance can be given that an orderly or liquid market will ever develop for the shares of common stock.

General Market Risks

There is no established public market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various foreign jurisdictions or states, commonly referred to as “blue sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•	actual or anticipated variations in quarterly operating results,

•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel,

•	sales or issuances of additional shares of common stock, and

•	potential litigation or regulatory matters.

The market prices of the securities of microcap companies like us have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

We have 74,000,000 authorized shares of common stock, of which 7,142,858 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 66,857,142 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the SEC.

Recent Developments

On March 14, 2008, Justin N. Craig, our President, privately sold 9,140,000 shares of our common stock, constituting 91.4% of our outstanding shares and all of the shares owned beneficially by him, to Vision Opportunity Master Fund, Ltd. Certain other of our stockholders also sold shares of our common stock to Vision Opportunity Master Fund. As a result of these privately-negotiated sales, a change in control occurred from Mr. Craig to Vision Opportunity Master Fund.

On March 17, 2008, pursuant to prior approvals by our directors and stockholders owning in excess of a majority of the voting power of our outstanding shares, we effected a 1-for-2 reverse stock split of our outstanding shares of common stock.

Following the reverse stock split, we had 5,000,000 shares of common stock outstanding. Of such shares, after giving effect to the privately-negotiated transactions described above, Vision Opportunity Master Fund owns 4,720,000 shares of our common stock, or 94.4% of our outstanding shares. Vision Opportunity Master Fund purchased these shares for a total of approximately $670,000 in cash, inclusive of related acquisition costs.

Effective November 21, 2008, we effected a 5-for-1 forward stock split of our outstanding common stock in the form of a stock distribution.  As a result of the forward stock split, each holder of record of a certificate for one or more shares of common stock as of November 21, 2008, received a certificate representing four additional shares of common stock for every one share of common stock held by that holder.  We had 5,000,000 shares outstanding prior to the forward stock split and, as a result of the forward stock split, we had 25,000,000 shares outstanding following the forward stock split.

On March 30, 2009, pursuant to prior approval by our directors and majority stockholder, we effected a 1-for-3.5 reverse stock split of our outstanding shares of common stock.

Operations

We were founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.  As of March 30, 2009, we had one employee, Justin N. Craig, our founder and President. Mr. Craig devotes his full time to our business.

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

A summary of our operations for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Revenue	$160,491	$232,992

Operating Expenses:
General and administrative	69,914	53,637
Professional fees	31,546	14,500
Compensation	126,382	166,879
Total	227,842	235,016

Loss before Income Taxes	(67,351)	(2,024)

Provision for Income Taxes	-	-

Net Loss	(67,351)	$(2,024)

Revenue - For the year ended December 31, 2008, two unrelated customers, Legal Wizard (60.0%) and Trial Exhibits, Inc. (10.51%) comprised 70.51% of total revenues. For the year ended December 31, 2007, four unrelated customers (High Impact Litigation (24.81%), The Visual Advantage (23.41%), Legal Wizard (13.29%) and Trial Exhibits, Inc. (22.54%)) comprised 84.05% of total revenues. This trend of relying on a very limited number of customers is likely to continue for the foreseeable future.

Compensation relates entirely to Justin N. Craig.

General and administrative expenses consist of:

	2008	2007

Automobile	$1,434	$1,972
Bad debts	20,000	-
Computer supplies	1,122	1,552
Depreciation	7,197	3,364
Dues	782	653
Employee benefits	16,092	20,778
Entertainment	874	834
Internet expenses	520	816
Office expense	2,207	3,175
Outside services	8,564	10,056
Rent	4,800	4,800
Repairs and maintenance	75	312
Salaries	2,400	2,600
Taxes	184	138
Telephone	1,597	1,500
Travel	2,066	1,087

Total	$69,914	$53,637

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none, except as described in “Liquidity” below and/or elsewhere in this annual report.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

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

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $60,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control because the shares may be issued to parties or entities committed to supporting existing management.

In May 2007, we sold 760,000 shares of our common stock to 38 people for $760. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were nominal.  It was also intended to get relatives and business associates of management involved in our business.  Of the 760,000 shares, 300,000 (39.5%) shares were sold to people directly related to at least one officer or director and 300,000 (39.5%) shares were sold to our counsel. Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recently-Issued Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the year ended December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement:

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (SFAS No. 141(R)), which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. We adopted this standard at the beginning of our year ended December 31, 2008 for all prospective business acquisitions.  We have not determined the effect that the adoption of SFAS No. 141(R) will have on our financial results.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (SFAS No. 160), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  We adopted this standard at the beginning of our year ended December 31, 2008 for all prospective business acquisitions.  We have not determined the effect that the adoption of SFAS No. 160 will have on our financial results.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended December 31, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

The financial statements filed as part of this annual report on Form 10-K are set forth starting on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this annual report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our management consists of:

Name	Age	Title

Justin N. Craig	36	President, Chief Executive Officer, Chief Financial Officer and Chairman

Kenneth Craig	65	Secretary and Director

Justin N. Craig founded this company and has been our President, Chief Executive Officer, Chief Financial Officer and Chairman since inception.  From November 2002 to December 2003, Mr. Craig was a digital medical imager for High Impact Litigation, now a major customer. Mr. Craig holds a B.F.A. from Brigham Young University (2000) and an M.S. degree in Bio Medical Illustration from the University of Illinois, Chicago (2002).

Kenneth  Craig became Secretary and a Director in May 2007. He has owned and operated an accounting practice for more than 30 years with a specialty in taxation. He holds a B.S. degree from the University of Arizona and is the father of Justin N. Craig.

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

Currently, we have only two officers, both of whom also serve as directors. We are in the process of seeking to add additional officers and/or directors as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. The terms of office of both directors expire on October 31, 2009.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the Chairman’s vote.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage a stock option plan and review and recommend compensation arrangements for officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.  See “Executive Compensation” elsewhere in this annual report.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees.  We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Section 16(a) Beneficial Ownership Reporting Compliance

We were not subject to Section 16(a) during our fiscal year ended December 31, 2008, as we did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The following table shows for the years ended December 31, 2008 and 2007, compensation awarded to or paid to, or earned by, our Chief Executive Officer and our Secretary (the “Named Executive Officers”).

					Long Term Compensation Awards
		Annual Compensation					Payouts
Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation

Justin N. Craig	2008	126,382	-	-	-	-	-	-
President	2007	166,879	-	-	-	-	-	-

Kenneth Craig	2008	-	-	-	-	-	-	-
Secretary	2007	-	-	-	-	-	-	-

There is no employment contract with Justin N. Craig at this time and no agreements for compensation in the future. Mr. Craig’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our immediate obligations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 30, 2009, by:

•	each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•	each of our directors, and

•	all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class

Justin N. Craig	—	—

Kenneth Craig	—	—

Vision Opportunity Master Fund, Ltd.	6,742,858	94.4%

Officers and directors as a group (2 members)	—	—

(a)
The address for each officer and director is 7231 South Rome Street, Aurora, Colorado 80016.  The address for Vision Opportunity Master Fund, Ltd. is c/o Citi Hedge Fund Services (Cayman) Limited, Cayman Corporate Centre, 27 Hospital Road, 5th Floor, Grand Cayman KY1-1109, Cayman Islands.

(b)
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

As an issuer of "penny stock," the protections provided by the federal securities laws relating to forward-looking statements do not apply to us if our shares are considered to be penny stock.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stock. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this annual report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Dissenters' Rights.  Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see NRS 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•	listed on a national securities exchange,

•	included in the national market system by Finra, or

•	held of record by not less than 2,000 holders.

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

Inspection Right.  Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto, and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of this annual report.  This form is required to be filed with the SEC within 90 days of the close of each fiscal year, absent timely request for a 15 calendar day extension. You can view these and our other filings at www.sec.gov.

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

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our company and shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our articles of incorporation or bylaws relating to the acquisition of a controlling interest.

Our articles of incorporation and bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations.  Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the Securities Exchange Act, unless the company's articles of incorporation provide otherwise.

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our board of directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

•	the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares, or

•
our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties.  Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws.  Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We have entered into an agreement regarding our President lending funds to us, if necessary.  No amounts were outstanding under this agreement as of December 31, 2008.

Our office space is provided to us by our President which serve as our principal executive offices. We paid rent of $4,800 in each of 2008 and 2007 for use of these facilities. There is no written lease agreement.

In May 2007, we sold 100,000 shares of our common stock to Kenneth Craig, a director who is also our President’s father, for $100.

The board of directors has determined that neither of its two members are currently “independent directors,” as determined under Nasdaq guidelines, because they are also executive officers.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal periods ended December 31, 2008 and 2007 were $14,500 and $10,000, respectively.

Audit-Related Fees

During the fiscal periods ended December 31, 2008 and 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended December 31, 2008 and 2007, our principal accountant did not render tax services.

All Other Fees

During the fiscal periods ended December 31, 2008 and 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit Number and Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009	MEDICAL DESIGN STUDIOS, INC.

By: /s/Justin N. Craig
Justin N. Craig
President, Chief Executive Officer, Chief Financial Officer and Chairman
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	/s/Justin N. Craig
Justin N. Craig
President, Chief Executive Officer, Chief Financial Officer and Chairman
(principal executive officer and principal financial and accounting officer)

Date: March 30, 2009	/s/Kenneth Craig
Kenneth Craig
Secretary and Director

MEDICAL DESIGN STUDIOS, INC.

FINANCIAL STATEMENTS

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medical Design Studios, Inc.
Aurora, Colorado

We have audited the accompanying balance sheets of Medical Design Studios, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Design Studios, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a negative working capital and an accumulated deficit at December 31, 2008 and had a net loss and cash used in operations for the year ended December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 30, 2009

MEDICAL DESIGN STUDIOS, INC.
Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$4,766	$500
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $0, respectively	5,734	37,825
Total current assets	10,500	38,325

Equipment:
Computer equipment	29,793	18,075
Accumulated depreciation	(13,516)	(6,319)
Net	16,277	11,756

TOTAL ASSETS	$26,777	$50,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$42,730	$25,086

Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-	-
Common stock: $0.001 par value; authorized 74,000,000 shares; 7,142,858 shares issued and outstanding	7,143	7,143
Additional paid-in capital	29,260	2,857
Retained earnings (deficit)	(52,356)	14,995
Total stockholders’ equity (deficit)	(15,953)	24,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,777	$50,081

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

	For the Year Ended December 31,
	2008	2007

Revenue	$160,491	$232,992

Operating Expenses:
Selling, general and administrative	69,914	53,637
Professional fees	31,546	14,500
Compensation	126,382	166,879
Total operating expenses	227,842	235,016

Loss before income taxes	(67,351)	(2,024)

Provision for income taxes	-	-

Net loss	$(67,351)	$(2,024)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,142,858	6,937,613

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2008 and 2007

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2007	6,600,000	$6,600	$2,640	$17,019	$26,259

Sale of shares	542,858	543	217		760

Net loss				(2,024)	(2,024)

Balance, December 31, 2007	7,142,858	7,143	2,857	14,995	24,995

Contribution to capital			26,403		26,403

Net loss				(67,351)	(67,351)

Balance, December 31, 2008	7,142,858	$7,143	$29,260	$(52,356)	$(15,953)

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,351)	$(2,024)
Depreciation	7,197	3,364
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts receivable	32,091	(16,125)
Increase in accrued expenses	17,644	14,025
Net Cash Used in Operating Activities	(10,419)	(760)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer	(11,718)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	-	760
Contribution to capital	26,403	-
Net Cash Provided by Operating Activities	26,403	760

NET CHANGE IN CASH	4,266	-

CASH AT BEGINNING OF YEAR	500	500
CASH AT END OF YEAR	$4,766	$500

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

December 31, 2008 and 2007
Notes to the Financial Statements

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

On March 14, 2008, Justin N. Craig, the Company’s President and Chief Executive Officer, privately sold 6,528,572 shares of the Company’s common stock, constituting 91.4% of the Company’s outstanding shares and all of the shares owned beneficially by him, to Vision Opportunity Master Fund, Ltd. Certain other of the Company’s stockholders also sold shares of the Company’s common stock to Vision Opportunity Master Fund. As a result of these privately-negotiated sales, a change in control occurred from Mr. Craig to Vision Opportunity Master Fund.

On March 17, 2008, pursuant to prior approvals by stockholders owning in excess of a majority of the voting power of the Company’s outstanding shares, the Company effected a 2-for-1 reverse stock split of the Company’s outstanding shares of common stock.

After giving effect to the privately-negotiated transactions described above, Vision Opportunity Master Fund owns 6,742,858 shares of the Company’s common stock, or 94.4% of the Company’s outstanding shares. Vision Opportunity Master Fund purchased these shares for approximately $670,000 in cash, inclusive of related acquisition costs. The source of the funding for the cash payment was the general working capital of Vision Opportunity Master Fund.

The terms of the purchase and sale transactions were as a result of arm’s-length negotiations between the parties. None of the parties had any relationship with one another prior to this transaction.

The Company’s officers and directors, and the business focus of our company, were not changed in connection with the purchase and sale transactions.

On November 21, 2008, the Company effectuated a 5 for 1 forward stock split.

On March 30, 2009, the Company effectuated a 1 for 3.5 reverse stock split.

All share and per share amounts in these financial statements have been adjusted to give retroactive effect to the reverse stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b. Year-end

The Company has elected a fiscal year ending on December 31.

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

d. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

e. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at cost. The Company considers the need for an allowance for doubtful accounts related to its accounts receivables that are deemed to have a high risk of collectability. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivables balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The allowance for doubtful accounts was $20,000 and $0 at December 31, 2008 and 2007, respectively.

g. Equipment

Equipment, which consists of computer equipment, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful life of three (3) years. Depreciation expense for the years ended December 31, 2008 and 2007 was $7,197 and $3,364, respectively.

The carrying values of fixed assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. As of December 31, 2008 or 2007, no impairment was incurred.

h. Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable and accrued expenses approximate their fair values because of the short maturity of these instruments.

i. Revenue Recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition, as amended by SAB No. 104 for revenue recognition. The Company recognizes revenue when all work on a project has been completed and has been accepted by the buyer and collectability is reasonably assured.

j. Income Taxes

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

k. Net Loss Per Common Share

Net loss per common share are computed pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, and have been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

l. Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company has an accumulated deficit of $52,356 and a working capital deficiency of $32,230. These factors raise substantial doubt about the Company’s ability to continue as a going concern and are dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

While the Company is attempting to expand operations and produce additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. There are no assurances that it will complete the engagements successfully or that these engagements will be extended or new engagements will be obtained.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was incorporated as a C corporation on February 1, 2005 at which time 6,528,572 shares of common stock were issued to the Company’s founder in exchange for the existing business of Medical Design Studios.

On May 18, 2007, 542,858 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share, including 71,429 shares sold to a director of the Company. The director is also the father of the Company’s President. Of the 542,858 shares, 214,286 (39.5%) shares were sold to people directly related to at least one officer or director and 214,286 (39.5%) shares were sold to the Company’s counsel.

On March 17, 2008, pursuant to prior approvals by stockholders owning in excess of a majority of the voting power of the Company’s outstanding shares, the Company effectuated a 2-for-1 reverse stock split of the Company’s outstanding shares of common stock.

Vision Opportunity Master Fund owns 6,742,858 shares of the Company’s common stock, or 94.4% of the Company’s outstanding shares. Vision Opportunity Master Fund purchased these shares for a total of approximately $670,000 in cash, inclusive of related acquisition costs. The source of the funding for the cash payment was the general working capital of Vision Opportunity Master Fund.

The terms of the purchase and sale transactions were as a result of arm’s-length negotiations between the parties. None of the parties had any relationship with one another prior to this transaction.

On November 21, 2008, the Company effectuated a 5 for 1 forward stock split.

All share and per share amounts in these financial statements have been adjusted to give retroactive effect to the reverse stock split.

Following the reverse stock split, the majority shareholder contributed $26,403 to the Company for working capital.

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

No options are outstanding or have been issued under the Plan at December 31, 2008 or 2007.

NOTE 5 – INCOME TAXES

Deferred tax assets

At December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $67,351 that may be offset against future taxable income through 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $22,899 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $22,899.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $22,211 and $688 for the years ended December 31, 2008 and 2007, respectively.

Components of deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$22,899	688
Less valuation allowance	(22,899)	(688)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 – CONCENTRATION OF RISK

For the year ended December 31, 2008, two unrelated customers, Legal Wizard (60.0%) and Trial Exhibits, Inc. (10.51%) comprised 70.51% of total revenues. For the year ended December 31, 2007, four unrelated customers (High Impact Litigation (24.81%), The Visual Advantage (23.41%), Legal Wizard (13.29%) and Trial Exhibits, Inc. (22.54%) comprised 84.05% of total revenues.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s office space which serves as its principal address is provided to it by its President. The Company paid rent of $4,800 in each of 2008 and 2007 for use of these facilities. There is no written lease agreement.