Form 10-Q
period 2009-03-31
Medical Design Studios, Inc.
filed 2009-05-13
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-144596

MEDICAL DESIGN STUDIOS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0482524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7231 South Rome Street, Aurora, Colorado	80016
(Address of Principal Executive Offices)	(Zip Code)

(303) 956-7197
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 13, 2009, there were 7,142,858 shares of the registrant’s common stock outstanding.

MEDICAL DESIGN STUDIOS, INC.

FORM 10-Q

March 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL DESIGN STUDIOS, INC.
Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,766	$4,766
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $20,000, respectively	9,584	5,734
Total current assets	14,350	10,500

Equipment:
Computer equipment	29,793	29,793
Accumulated depreciation	(16,112)	(13,516)
Net	13,681	16,277

TOTAL ASSETS	$28,031	$26,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$43,576	$42,730

Stockholders’ Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 7,142,858 shares issued and outstanding	7,143	7,143
Additional paid-in capital	29,260	29,260
Accumulated deficit	(51,948)	(52,356)
Total stockholders’ deficit	(15,545)	(15,953)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,031	$26,777

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$13,750	$45,215

Operating Expenses:
Selling, general and administrative	13,978	13,852
Compensation	9,364	38,448
Total operating expenses	23,342	52,300

Loss from operations	(9,592)	(7,085)

Other income (expense):
Recovery of bad debt	10,000	-
	10,000	-

Income (loss) before income taxes	408	(7,085)

Provision for income taxes	-	-

Net income (loss)	$408	$(7,085)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,142,858	7,142,858

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$408	$(7,085)
Depreciation	2,596	1,818
Recovery of bad debt	(10,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	6,996	16,985
Net Cash Provided by Operating Activities	-	11,718

CASH FLOWS FROM INVESTING ACTIVITIES – Purchase of computer	-	(11,718)

CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	4,766	500
CASH AT END OF PERIOD	$4,766	$500

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

March 31, 2009 and 2008

Notes to Unaudited Financial Statements

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report Form 10-K as filed with the SEC on March 30, 2009.

NOTE 2	STOCKHOLDERS’ DEFICIT

On March 30, 2009, we effectuated a 1 for 3.5 reverse stock split of our outstanding shares of common stock.

All share and per share amounts in these financial statements have been adjusted to give retroactive effect to the reverse stock split.

NOTE 3	CONCENTRATION OF RISK

For the three months ended March 31, 2009, two unrelated customers, Legal Wizard (67.31%) and The Visual Advantage (10.24%), comprised 94.88% of total revenues.

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

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report. Because of the nature of a relatively new and growing company such as ours, the reported results will not necessarily reflect the future.

Operations

We were founded as an unincorporated business in January 2004 and became a C corporation in the state of Nevada on February 1, 2005. At March 31, 2009, we had one employee, Justin Craig, our founder and president. Mr. Craig devotes his full time to us.

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

Comparison of the Three Months ended March 31, 2009 and 2008

A summary of operations follows:

	2009	2008

Revenue	$13,750	$45,215

Operating Expenses:
Selling, general and administrative	13,978	13,852
Compensation	9,364	38,448
Total operating expenses	23,342	52,300

Loss from operations	(9,592)	(7,085)

Other income (expense):
Recovery of bad debt	10,000	-
	10,000	-

Income (loss) before income taxes	$408	$(7,085)

Revenue – For the three months ended March 31, 2009, two unrelated customers, Legal Wizard (67.31%) and The Visual Advantage (10.24%), comprised 94.88% of total revenues.

For the three months ended March 31, 2008, two unrelated customers (High Impact Litigation (19.35%) and Trial Exhibits, Inc. (72.32%)) comprised 91.67% of total revenues.

Compensation relates entirely to Justin Craig.

Selling, general and administrative consist of:

	2009	2008

Automobile	$454	$421
Computer supplies	216	613
Depreciation	2,596	1,818
Dues	98	96
Employee benefits	4,527	4,616
Entertainment	264	296
Internet expenses	130	130
Office expense	1,000	1,000
Outside services	2,400	2,625
Rent	1,200	1,200
Repairs and maintenance	246	-
Salaries	-	600
Taxes	46	45
Telephone	389	392
Travel	412	-
Total	$13, 978	$13,852

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  We believe that SFAS 162 will have no impact on our existing accounting methods.

On December 30, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “ Employers’ Disclosures About Postretirement Benefit Plan Assets ”, which amends Statement of Financial Accounting Standards (“SFAS”) No. 132(R), “ Employers’ Disclosures About Pensions and Other Postretirement Benefits ,” to require more detailed disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “ Fair Value Measurements ”. We do not anticipate that the adoption of this statement will have any effect on our financial condition and results of operations since we do not have any postretirement plans.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Consolidated Financial Statements.

The FASB, the Emerging Issues Task Force and the U.S. Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of March 31, 2009 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and nine months ended March 31, 2009 and 2008, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

Not required

ITEM 4T. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (in this case the same person), of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our CEO/CFO has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)     Changes in Internal Controls.

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 17, 2009, our 94.4% stockholder approved the 1 for 3.5 reverse stock split of our outstanding shares of common stock.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Design Studios, Inc.

Date: May 13, 2009	By:	/s/ Justin Craig
Justin Craig
President and Chief Financial Officer (principal executive officer and principal financial and accounting officer)