Form 10-Q
period 2009-06-30
Medical Design Studios, Inc.
filed 2009-08-14
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009, 7,142,858 shares of the issuer’s common stock were outstanding.

MEDICAL DESIGN STUDIOS, INC.

FORM 10-Q

June 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL DESIGN STUDIOS, INC.
Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash	$39,766	$4,766
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $20,000, respectively	22,384	5,734
Total current assets	62,150	10,500

Equipment:
Computer equipment	29,793	29,793
Accumulated depreciation	(17,057)	(13,516)
Equipment, net	12,736	16,277

TOTAL ASSETS	$74,886	$26,777

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$45,076	$42,730

Stockholders’ Equity (Deficit):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 7,142,858 shares issued and outstanding	7,143	7,143
Additional paid-in capital	64,260	29,260
Accumulated deficit	(41,593)	(52,356)
Total stockholders’ equity (deficit)	29,810	(15,953)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$74,886	$26,777

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

 (Unaudited)

	Three Months Ended June 30,
	2009	2008

Revenue	$55,720	$28,885

Operating Expenses:
Selling, general and administrative	14,960	8,680
Compensation	30,405	15,515
Total operating expenses	45,365	24,195

Income from operations	10,355	4,690

Income before income taxes	10,355	4,690

Provision for income taxes	-	-

Net income	$10,355	$4,690

Net income per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	7,142,858	5,000,000

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

 (Unaudited)

	Six Months Ended June 30,
	2009	2008

Revenue	$69,470	$74,100

Operating Expenses:
Selling, general and administrative	28,938	22,532
Compensation	39,769	53,963
Total operating expenses	68,707	76,495

Income (loss) from operations	763	(2,395)

Other income (expense):
Recovery of bad debt	10,000	-
	10,000	-

Income (loss) before income taxes	10,763	(2,395)

Provision for income taxes	-	-

Net income (loss)	$10,763	$(2,395)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,142,858	5,000,000

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,763	$(2,395)
Depreciation	3,541	3,636
Recovery of bad debt	(10,000)	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	(4,304)	10,477
Net Cash Provided by Operating Activities	-	11,718

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer	-	(11,718)
Net Cash Used in Investing Activities	-	(11,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to capital	35,000	-
Net Cash Provided by Financing Activities	35,000	-

CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	4,766	500
CASH AT END OF PERIOD	$39,766	$500

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

June 30, 2009 and 2008

Notes to Unaudited Financial Statements

(Unaudited)

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10 and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report Form 10-K as filed with the SEC on March 30, 2009.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

Revenue Recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition, as amended by SAB No. 104 for revenue recognition. The Company recognizes revenue when all work on a project has been completed and has been accepted by the buyer and collectability is reasonably assured.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

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

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2           STOCKHOLDERS’ EQUITY (DEFICIT)

On March 30, 2009, the Company effectuated a 1 for 3.5 reverse stock split of its outstanding shares of common stock.

All share and per share amounts in these financial statements have been adjusted to give retroactive effect to the reverse stock split.

On June 18, 2009, the majority shareholder contributed $35,000 to the Company for working capital.

NOTE 3          CONCENTRATION OF RISK

For the six months ended June, 2008, four unrelated customers (High Impact Litigation (11.81%), the Visual Advantage (9.45%), Legal Wizard (10.66%), and Trial Exhibits, Inc. (65.72%) comprised 97.64% of total revenues

NOTE 4          SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Operations

We were founded as an unincorporated business in January 2004 and became a C corporation in the state of Nevada on February 1, 2005. At June 30, 2009, we had one employee, Justin Craig, our founder and president. Mr. Craig devotes his full time to us.

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

Comparison of the Six Months ended June 30, 2009 and 2008

A summary of operations follows:

	2009	2008

Revenue	$69,470	$74,100

Operating Expenses:
Selling, general and administrative	28,938	22,532
Compensation	39,769	53,963
Total operating expenses	68,707	76,495

Loss from operations	763	(2,395)

Other income:
Recovery of bad debt	10,000	-
	10,000	-

Income (loss) before income taxes	$10,763	$(2,395)

Revenue – For the six months ended June 30, 2008, four unrelated customers (High Impact Litigation (11.81%), The Visual Advantage (9.45%), Legal Wizard (10.66%), and Trial Exhibits, Inc. (65.72%)) comprised 97.64% of total revenues.

Compensation relates entirely to Justin Craig.

Selling, general and administrative consist of:

	2009	2008

Automobile	$922	$467
Computer supplies	2,053	942
Depreciation	3,541	3,636
Dues	323	104
Employee benefits	11,599	5,294
Entertainment	290	463
Internet expenses	260	130
Office expense	1,000	2,000
Outside services	4,800	5,474
Rent	2,400	1,200
Repairs and maintenance	246	916
Salaries	-	600
Taxes	92	46
Telephone	1,000	436
Travel	412	824
Total	$28,938	$22,532

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

Liquidity

On June 18, 2009, our majority shareholder, Vision Opportunity Master Fund, Ltd., contributed $35,000 to our capital to support our working capital needs.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (in this case the same person), of the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our CEO/CFO has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Date: August 14, 2009	Medical Design Studios, Inc.

	By:	/s/ Justin Craig
Justin Craig
President and Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)