Form 10-K
period 2009-12-31
Medical Design Studios, Inc.
filed 2010-03-31
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (not required)
Yes ☐ No ☐

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
Yes ☑ No ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2009, was $39,200 based on the sale price of the shares in a private resale transaction completed on March 14, 2008, of $.07 per share.  The shares of our company did not trade publicly in 2009.

Number of shares outstanding of the registrant’s common stock as of March 31, 2010: 7,142,946 shares.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this annual report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

We have obtained a trading symbol for our common stock so that the shares may be quoted on the OTC Bulletin Board (“OTCBB”). However, no public trades of our common stock have occurred since April 30, 2007. Our current trading symbol is MEDD.

Item 1.  Business

Overview

We were founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.  As of March 31, 2010, we had one employee, Justin N. Craig, our founder and President. Mr. Craig devotes his full time to our business.

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

Recent Developments

We effected a 1-for-3.5 reverse stock split of our outstanding shares of common stock on March 30, 2009, and the Company’s ticker symbol was changed to “MEDD” on April 3, 2009.  As a result, the total number of outstanding shares of our common stock is 7,142,946 shares.

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
$50-$75/hr for 2D or 3D animation

For the year ended December 31, 2009, two unrelated customers, Trial Exhibits, Inc. (67.4%) and Legal Wizards (13.0%) comprised 80.4% of total revenues.  For the year ended December 31, 2008, two unrelated customers, Legal Wizard (60.0%) and Trial Exhibits, Inc. (10.51%) comprised 70.51% of total revenues.  This trend of relying on a very limited number of customers is likely to continue for the foreseeable future.

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

No assurance can be given that our competitive strategy will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

As of March 31, 2010, we had one employee, Justin N. Craig, our founder and President. Mr. Craig devotes his full time to our business. There are no written employment contracts or agreements.

Item 1A.  Risk Factors

Risks Related to our Business

We have limited financial resources which may make it more difficult for us to raise capital or other financing. Absent financial resources we will be unable to undertake programs designed to expand our business.

We have limited financial resources and have not established a source of equity or debt financing. In addition, we had negative working capital ($8,436) at December 31, 2009.  If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail our operations.

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

We depend on a small number of industries and clients for all of our business, and the loss of any one significant client could cause revenues to drop quickly and unexpectedly.

For the year ended December 31, 2009, two unrelated customers, Trial Exhibits, Inc. (67.4%) and Legal Wizards (13.0%) comprised 80.4% of total revenues.  For the year ended December 31, 2008, two unrelated customers, Legal Wizard (60.0%) and Trial Exhibits, Inc. (10.51%) comprised 70.51% of total revenues.  This trend of relying on a very limited number of customers is likely to continue for the foreseeable future.

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

We are subject to the periodic reporting requirements of the Exchange Act, which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or eliminate our future ability to earn a profit.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required, beginning with our fiscal year ending December 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors are likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no public market for our securities, and there can be no assurance that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

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

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stock for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

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

The market for penny stock has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stock has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer,

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases,

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons,

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers, and

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

Our board of directors has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to common shareholders and with the ability to affect adversely shareholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our shareholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further shareholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our President to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our President is currently in a position to continue to elect our board of directors, decide all matters requiring shareholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay dividends in the foreseeable future.

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

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

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as, if and when required.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this report.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our office and mailing address is 7231 South Rome Street, Aurora, Colorado 80016, which is provided to us by our President and serves as our principal executive offices. We paid rent of $4,800 in each of 2009 and 2008 for use of these facilities. There is no written lease agreement.

Item 3.  Legal Proceedings

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is subject.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We became subject to Securities Exchange Act reporting requirements in August 2007. There is no established current public market for our shares of common stock.  A symbol was assigned for our common stock so that our common stock may be quoted for trading on the OTCBB under MEDD.  No public trades have occurred since April 30, 2007.  There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

There is no established trading market for our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol MEDD.  Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our shares of common stock, developments affecting our business generally, including the impact of the factors referred to in “Risk Factors,” investor perception and general economic and market conditions. No assurance can be given that an orderly or liquid market will ever develop for the shares of common stock.

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

The market prices of the securities of microcap companies like us have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management’s attention and resources and would adversely affect our stock price.

We have 74,000,000 authorized shares of common stock, of which 7,142,946 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 66,857,142 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  ”forward-looking  statements”  which can be identified by the use of forward-looking  terminology such as “believes,” “expects,”  ”may,” “should” or  ”anticipates”  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the SEC.

Recent Developments

We effected a 1-for-3.5 reverse stock split of our outstanding shares of common stock on March 30, 2009, and the Company’s ticker symbol was changed to “MEDD” on April 3, 2009.  As a result, the total number of outstanding shares of our common stock is 7,142,946 shares.

Operations

We were founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.  As of March 31, 2010, we had one employee, Justin N. Craig, our founder and President. Mr. Craig devotes his full time to our business.

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

Customers typically hear of our services by word of mouth. They continue with us and expand or decrease the amount of work that they send to us based on the quality and timing of our output. We retain rights to the digital images that we produce. These digital images form a library for us. Some of these digital images can be sold to users who need generic types of images for their purposes. This enables us to generate revenue without doing additional work. The longer that we are in operation, the larger our library becomes.

A summary of our operations for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Revenue	$150,646	$160,491

Operating Expenses:
General and administrative	47,631	69,914
Professional fees	13,000	31,546
Compensation	115,675	126,382
Total	176,306	227,842

Loss before Income Taxes	(25,660)	(67,351)

Provision for Income Taxes	-	-

Net Loss	(25,660)	(67,351)

Revenue - For the year ended December 31, 2009, two unrelated customers, Trial Exhibits, Inc. (67.4%) and Legal Wizards (13.0%) comprised 80.4% of total revenues.  For the year ended December 31, 2008, two unrelated customers, Legal Wizard (60.0%) and Trial Exhibits, Inc. (10.51%) comprised 70.51% of total revenues.  This trend of relying on a very limited number of customers is likely to continue for the foreseeable future.

Compensation relates entirely to Justin N. Craig.

General and administrative expenses consist of:

	2009	2008
Automobile	$1,871	$1,434
Bad debts	10,521	20,000
Computer supplies	2,645	1,122
Depreciation	6,954	7,197
Dues	988	782
Employee benefits	8,355	16,092
Entertainment	925	874
Internet expenses	530	520
Office expense	2,414	2,207
Outside services	1,800	8,564
Rent	4,800	4,800
Repairs and maintenance	246	75
Salaries	2,400	2,400
Taxes	934	184
Telephone	2,196	1,597
Travel	52	2,066
Total	$47,631	$69,914

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

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Since we became a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we are incurring ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. These obligations will reduce our ability and resources to fund other aspects of our business. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

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

Recently-Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our management has determined that as of December 31, 2009, our internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis, although our President currently devotes full time to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us.

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

All directors will be reimbursed by us for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees.  We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Legal Proceedings

No officer, director, persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and

•
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

We were not subject to Section 16(a) during our fiscal year ended December 31, 2009, as we did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The following table shows for the years ended December 31, 2009 and 2008, compensation awarded to or paid to, or earned by, our Chief Executive Officer and our Secretary (the “Named Executive Officers”).

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	Payouts LTIP Payouts	All Other Compensation
Justin N. Craig	2009	115,675	-	-	-	-	-	-
President	2008	126,382	-	-	-	-	-	-
			-	-	-	-	-	-

Kenneth Craig	2009	-	-	-	-	-	-	-
Secretary	2008	-	-	-	-	-	-	-
		-	-	-	-	-	-	-

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 31, 2010, by:

•	each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•	each of our directors, and

•	all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Justin N. Craig	—	—
Kenneth Craig	—	—
Vision Opportunity Master Fund, Ltd.	6,742,859	94.4%
Officers and directors as a group (2 members)	—	—

(a)
The address for each officer and director is 7231 South Rome Street, Aurora, Colorado 80016.  The address for Vision Opportunity Master Fund Ltd. is c/o Vision Capital Advisors, LLC, 20 55th Street, 5th Floor, New York, NY 10019.

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

Shareholder Matters

As an issuer of “penny stock,” the protections provided by the federal securities laws relating to forward-looking statements do not apply to us if our shares are considered to be penny stock.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stock. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this annual report, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes (“NRS” or “Nevada law”). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests. These provisions are described below.

Dissenters’ Rights.  Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see NRS 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•	listed on a national securities exchange,

•	included in the national market system by Finra, or

•	held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner’s interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Right.  Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days’ written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto, and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

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

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders’ meeting held upon the request and at the expense of the acquiring person. If the acquiring person’s shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An “acquiring person” means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. “Controlling interest” means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. “Control shares” means the company’s outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company’s articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

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

Certain Business Combinations.  Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an “interested shareholder.” As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the Securities Exchange Act, unless the company’s articles of incorporation provide otherwise.

These provisions of Nevada law prohibit us from engaging in any “combination” with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our board of directors. The term “combination” is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, “resident domestic corporation” means a Nevada corporation that has 200 or more shareholders. An “interested stockholder” is defined in NSR 78.423 as someone who is either:

•	the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares, or

•
our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors’ Duties.  Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws.  Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We have entered into an agreement regarding our President lending funds to us, if necessary.  No amounts were outstanding under this agreement as of December 31, 2009.

Our office space is provided to us by our President which serves as our principal executive offices. We paid rent of $4,800 in each of 2009 and 2008 for use of these facilities. There is no written lease agreement.

In May 2007, we sold 100,000 shares of our common stock to Kenneth Craig, a director who is also our President’s father, for $100.

The board of directors has determined that neither of its two members are currently “independent directors,” as determined under Nasdaq guidelines, because they are also executive officers.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in the our Form 10-Q for the fiscal years ended December 31, 2009 and December 31, 2008 were $14,500 and $14,500, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2009 and 2008, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended December 31, 2009 and 2008, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $750 and $1,500, respectively.

All Other Fees

During the fiscal years ended December 31, 2009 and 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit Number and Description

3.1	Articles of Incorporation. Incorporated by reference to exhibit 3.1 to Registration Statement on Form SB-2 (No. 333-144596), filed with the U.S. Securities and Exchange Commission on July 16, 2007.

3.2	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to exhibit 3.1 to Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 17, 2008.

3.3
Certificate of Amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada effective March 30, 2009.  Incorporated by reference to exhibit 3.1 to Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 4, 2009.

3.4	By-Laws. Incorporated by reference to exhibit 3.2 to Registration Statement on Form SB-2 (No. 333-144596), filed with the U.S. Securities and Exchange Commission on July 16, 2007.

10.1
2007 Non-Statutory Stock Option Plan.  Incorporated by reference to exhibit 10.1 to Registration Statement on Form SB-2 (No. 333-144596), filed with the U.S. Securities and Exchange Commission on July 16, 2007.

10.2
Agreement between Medical Design Studios, Inc., its president and its counsel.  Incorporated by reference to exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-144596), filed with the U.S. Securities and Exchange Commission on July 16, 2007.

10.3	Form of Investment Letter. Incorporated by reference to exhibit 10.3 to Registration Statement on Form SB-2 (No. 333-144596), filed with the U.S. Securities and Exchange Commission on July 16, 2007.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer and Chief Financial Officer.

32.1*	Certification Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010	MEDICAL DESIGN STUDIOS, INC.

	By:	/s/ Justin N. Craig
Justin N. Craig
President, Chief Executive Officer, Chief Financial Officer and Chairman
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	/s/ Justin N. Craig
Justin N. Craig
President, Chief Executive Officer, Chief Financial Officer and Chairman
(principal executive officer and principal financial and accounting officer)

Date: March 31, 2010	/s/ Kenneth Craig
Kenneth Craig
Secretary and Director

MEDICAL DESIGN STUDIOS, INC.

FINANCIAL STATEMENTS

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medical Design Studios, Inc.
Aurora, Colorado

We have audited the accompanying balance sheets of Medical Design Studios, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Design Studios, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a negative working capital and an accumulated deficit at December 31, 2009 and had a net loss and cash used in operations for the year ended December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC
Skillman, New Jersey
March 31, 2010

MEDICAL DESIGN STUDIOS, INC.
Balance Sheets

ASSETS
	December 31, 2009	December 31, 2008
Current Assets:
Cash	$100	$4,766
Accounts receivable, net of allowance for doubtful accounts of $30,521 and $20,000 respectively	9,025	5,734
Total current assets	9,125	10,500

Equipment:
Computer and video equipment	29,793	29,793
Accumulated depreciation	(20,470)	(13,516)
Net	9,323	16,277
TOTAL ASSETS	$18,448	$26,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$17,561	$42,730

Stockholders' Equity (Deficit):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 7,142,946 shares issued and outstanding	7,143	7,143
Additional paid-in capital	87,312	44,812
Accumulated deficit	(93,568)	(67,908)
Total stockholders’ equity (deficit)	887	(15,953)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,448	$26,777

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.
Statements of Operations

	For the Year Ended December 31,
	2009	2008

Revenue	$150,646	$160,491

Operating Expenses:
Selling, general and administrative	47,631	69,914
Professional fees	13,000	31,546
Compensation	115,675	126,382
Total operating expenses	176,306	227,842

Loss before income taxes	(25,660)	(67,351)

Provision for income taxes	-	-

Net loss	$(25,660)	$(67,351)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	7,142,946	7,142,946

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2009 and 2008

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2008	7,142,946	$7,143	$18,409	$(557)	$24,995

Contribution to capital			26,403		26,403

Net loss				(67,351)	(67,351)

Balance, December 31, 2008	7,142,946	7,143	44,812	(67,908)	(15,953)

Contribution to capital			42,500		42,500

Net loss				(25,660)	(25,660)

Balance, December 31, 2009	7,142,946	$7,143	$87,312	$(93,568)	$887

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,660)	$(67,351)
Bad debt expense	10,521	20,000
Depreciation	6,954	7,197
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in accounts receivable	(13,812)	12,091
Increase (decrease) in accrued expenses	(25,169)	17,644
Net Cash Used in Operating Activities	(47,166)	(10,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer	-	(11,718)
Net Cash Used in Financing Activities	-	(11,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares		-
Contribution to capital	42,500	26,403
Net Cash Provided by Operating Activities	42,500	26,403

NET CHANGE IN CASH	(4,666)	4,266

CASH AT BEGINNING OF YEAR	4,766	500
CASH AT END OF YEAR	$100	$4,766

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

December 31, 2009 and 2008
Notes to the Financial Statements

NOTE 1 -ORGANIZATION

Medical Design Studios, Inc. (“MDS” or the “Company”) was founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005. The Company is a digital medical illustrator and animator providing digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues. The Company applied 505-10-S99-3 of the FASB Accounting Standards Codification, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of December 31, 2004 and the Company was inactive for the month ended January 2005.  The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

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

On March 21, 2009, the Company effectuated a 1 for 3.5 reverse stock split.

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

c. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

d. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at cost. The Company considers the need for an allowance for doubtful accounts related to its accounts receivables that are deemed to have a high risk of collectability. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivables balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The allowance for doubtful accounts was $30,521 and $20,000 at December 31, 2009 and 2008, respectively.

f. Equipment

Equipment, which consists of computers and video equipment, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful life of three (3) to five (5) years. Depreciation expense for the years ended December 31, 2009 and 2008 was $6,954 and $7,197, respectively.

The carrying values of fixed assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. As of December 31, 2009 or 2008, no impairment was incurred.

g. Fair value of financial instruments

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 or 2008.

h. Revenue Recognition

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

i. Income Taxes

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

j. Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

k. Recently Issued Accounting Standards

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company has an accumulated deficit of $93,568 and a working capital deficiency of $8,436 and had a net loss of $25,660 and cash used in operations of $47,166 for the year ended December 31, 2009, respectively.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

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

No options are outstanding or have been issued under the Plan at December 31, 2009 or 2008.

NOTE 5 – INCOME TAXES

Deferred tax assets

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $93,568 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $31,813 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $31,813.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $8,724 and $22,211 for the years ended December 31, 2009 and 2008, respectively.

Components of deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$31,813	$23,089
Less valuation allowance	(31,813)	(23,089)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 – CONCENTRATION OF RISK

For the year ended December 31, 2009, two unrelated customers, Trial Exhibits, Inc. (67.4%) and Legal Wizards (13.0%) comprised 80.4% of total revenues. For the year ended December 31, 2008, two unrelated customers Legal Wizards (60.0%) and Trial Exhibits, Inc. (10.51%) comprised 70.51% of total revenues.

At December 31, 2009, one unrelated customers Legal Wizards comprised 75.3% of accounts receivable. At December 31, 2008, the Company’s accounts receivable were comprised of amounts from five (5) unrelated customers all with balances greater than 10% of accounts receivable.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s office space which serves as its principal address is provided to it by its President. The Company paid rent of $4,800 in each of 2009 and 2008 for use of these facilities. There is no written lease agreement.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through March 31, 2010, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.