Form 10-Q
period 2010-03-31
Medical Design Studios, Inc.
filed 2010-05-14
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 11, 2010, 7,142,858 shares of the issuer’s common stock were outstanding.

MEDICAL DESIGN STUDIOS, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Reserved	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL DESIGN STUDIOS, INC.

Balance Sheets

ASSETS
	March 31, 2010	December 31, 2009
Current Assets:	(Unaudited)
Cash	$187	$100
Accounts receivable, net of allowance for doubtful accounts of $30,521	11425	9,025
Total current assets	11,612	9,125

Equipment:
Computer and video equipment	29,793	29,793
Accumulated depreciation	(22,177)	(20,470)
Equipment, net	7,616	9,323

TOTAL ASSETS	$19,228	$18,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$8,773	$17,561

Stockholders’ Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 7,142,946 shares issued and outstanding	7,143	7,143
Additional paid-in capital	98,312	87,312
Accumulated deficit	(95,000)	(93,568)
Total stockholders’ equity	10,455	887
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,228	$18,448

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$18,750	$13,750

Operating Expenses:
Selling, general and administrative	8,865	13,978
Compensation	11,317	9,364
Total operating expenses	20,182	23,342

Loss from operations	(1,432)	(9,592)

Other income (expense)
Recovery of bad debt	-	10,000
	-	10,000

Income (loss) before income taxes	(1,432)	408

Provision for income taxes	-	-

Net income (loss)	$(1,432)	$408

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	7,142,946	7,142,946

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,432)	$408
Depreciation	1,707	2,596
Recovery of bad debt	-	10,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in accounts receivable	(2,400)	(13,850)
Increase (decrease) in accrued expenses	(8,788)	846

Net Cash Used in Operating Activities	(10,913)	-

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to capital	11,000	-
Net Cash Provided by Financing Activities	-	-

CHANGE IN CASH	87	-

CASH AT BEGINNING OF PERIOD		4,766
CASH AT END OF PERIOD	$100	$4,766

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

March 31, 2010 and 2009

Notes to Financial Statements

(Unaudited)

NOTE 1                      ORGANIZATION

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

NOTE 2                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10 and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report Form 10-K as filed with the SEC on March 31, 2010.

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

Equipment

Equipment, which consists of computers and video equipment, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful life of three (3) to five (5) years. Depreciation expense for the periods ended March 31, 2010 and 2009 was $1,707 and $2,596, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010 or 2009.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Net income (loss) per common share

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

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

NOTE 3                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company has an accumulated deficit of $95,000 and had a net loss of $1,432 and cash used in operations of $10,913 for the period ended March 31, 2010, respectively.

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

NOTE 4           STOCKHOLDERS’ DEFICIT

On March 21, 2009, the Company effectuated a 1 for 3.5 reverse stock split of its outstanding shares of common stock.  All share and per share amounts in these financial statements have been adjusted to give retroactive effect to the reverse stock split.

During the three months ended March 31, 2010, the majority shareholder contributed $11,000 to the Company for working capital.

NOTE 5           CONCENTRATION OF RISK

For the three months ended March 31, 2010, three unrelated customers The Dancel Group (13.80%), Legal Wizard (23.25%), and Trial Exhibits, Inc. (51.52%) comprised 88.57% of total revenues.

For the three months ended March 31, 2009, two unrelated customers Legal Wizard (67.31%) and Visual Advantage (10.24%), comprised 77.55% of total revenues.

NOTE 6          RELATED PARTY TRANSACTIONS

The Company’s office space which serves as its principal address is provided to it by its President. The Company paid rent of $1,200 in each of 2010 and 2009 for use of these facilities. There is no written lease agreement.

NOTE 7          SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 14, 2010, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Comparison of the Three Months ended March 31, 2010 and 2009

A summary of operations follows:

	2010	2009

Revenue	$18,750	$13,750

Operating Expenses:
Selling, general and administrative	8,582	13,978
Compensation	11,600	9,364
Total operating expenses	20,182	23,342

Loss from operations	(1,432)	(9,592)

Other income:
Recovery of bad debt	-	10,000
	-	10,000

Income (loss) before income taxes	$(1,432)	$408

Revenue – For the three months ended March 31, 2010, three unrelated customers The Dancel Group (13.80%), Legal Wizard (23.25%), and Trial Exhibits, Inc. (51.52%) comprised 88.57% of total revenues.  For the three months ended March 31, 2009, two unrelated customers, Legal Wizard (67.31%) and The Visual Advantage (10.24%), comprised 77.55% of total revenues.  This trend of relying on a very limited number of customers is likely to continue for the foreseeable future.

Compensation relates entirely to Justin N. Craig.

Selling, general and administrative consist of:

	2010	2009
Accounting	$1,500	$-
Automobile	392	454
Computer supplies	126	216
Depreciation	1,707	2,596
Dues	195	98
Employee benefits	1,946	4,527
Entertainment	216	264
Insurance	325	-
Internet expenses	130	130
Office expense	-	1,000
Outside services	-	2,400
Rent	1,200	1,200
Repairs and maintenance	-	246
Salaries	600	-
Taxes	46	46
Telephone	482	389
Travel	-	412
Total	$8,865	$13,978

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

Liquidity

On January 21, 2010 and March 4, 2010, our majority shareholder, Vision Opportunity Master Fund, Ltd., contributed $11,000 to our capital to support our working capital needs.

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

Recently-Issued Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (in this case the same person), of the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, our CEO/CFO has concluded that our disclosure controls and procedures are ineffective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in Internal Controls.

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010	Medical Design Studios, Inc.

	By:	/s/ Justin N. Craig
Justin N. Craig
President and Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)