Form 10-Q
period 2010-06-30
Medical Design Studios, Inc.
filed 2010-08-16
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

_________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Yes ☒    No ☐

As of August 13, 2010, 7,142,858 shares of the issuer’s common stock were outstanding.

MEDICAL DESIGN STUDIOS, INC.

FORM 10-Q

June 30, 2010

INDEX

		Page
PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Reserved	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL DESIGN STUDIOS, INC.
Balance Sheets

ASSETS
	June 30, 2010	December 31, 2009
Current Assets:	(Unaudited)
Cash	$2,075	$-
Assets of discontinued operations	22,245	9,125
Total current assets	24,320	9,125

Assets of discontinued operations – equipment, net	5,909	9,323
TOTAL ASSETS	$30,229	$18,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$1,938	$17,561

Stockholders’ Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 7,142,946 shares issued and outstanding	7,143	7,143
Additional paid-in capital	114,812	87,312
Accumulated deficit	(93,664)	(93,568)
Total stockholders’ equity	28,291	887
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,229	$18,448

See accompanying notes to financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

 (Unaudited)

	Three Months Ended June 30,
	2010	2009

Revenue	$-	$-

Operating Expenses:
Selling, general and administrative	839	-
Professional fees	3,718	-
Total operating expenses	4,557	-

Loss from continuing operations before income taxes	(4,557)	-

Provision for income taxes	-	-

Loss from continuing operations	(4,557)	-

Discontinued operations
Income from discontinued operations	5,893	10,355
Income from discontinued operations	5,893	10,355

Net income	$1,336	$10,355

Net income (loss) per share - basic and diluted
Continuing operations	$(0.00)	$0.00
Discontinued operations	0.00	0.00
	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted	7,142,946	7,142,946

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Operations

 (Unaudited)

	Six Months Ended June 30,
	2010	2009

Revenue	$-	$-

Operating Expenses:
Selling, general and administrative	839	-
Professional fees	5,218
Total operating expenses	6,057	-

Loss from continuing operations before income taxes	(6,057)	-

Provision for income taxes	-	-

Loss from continuing operations	(6,057)	-

Discontinued operations
Income from discontinued operations	5,961	10,763
Income from discontinued operations	5,961	10,763

Net income (loss)	$(96)	$10,763

Net income (loss) per share – basic and diluted
Continuing operations	$(0.00)	$0.00
Discontinued operations	0.00	0.00
	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	7,142,946	7,142,946

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(96)	$10,763
Depreciation	3,414	3,541
Recovery of bad debt	-	(10,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in accounts receivable	(13,120)	(6,650)
Increase (decrease) in accrued expenses	(15,623)	2,346

Net Cash Used in Operating Activities	(25,425)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash included in assets of discontinued operations	(100)	(39,766)
Net Cash Used in Investing Activities	(100)	(39,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to capital	27,500	35,000
Net Cash Provided by Financing Activities	27,500	35,000

CHANGE IN CASH	1,975	(4,766)

CASH AT BEGINNING OF PERIOD	100	4,766
CASH AT END OF PERIOD	$2,075	$-

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

June 30, 2010 and 2009

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

The Company’s officers and directors, and the business focus of the company, were not changed in connection with the purchase and sale transactions.

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

Equipment

Equipment, which consists of computers and video equipment, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful life of three (3) to five (5) years. Depreciation expense for the periods ended June 30, 2010 and 2009 was $3,414 and $3,541, respectively.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of June 30, 2010 or 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010 or 2009.

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

Net income (loss) per common share

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2010 or 2009.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting standards

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
a.	The vendor's performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company has an accumulated deficit of $93,664 and had a net loss of $96 and cash used in operations of $25,425 for the period ended June 30, 2010, respectively.

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

NOTE 4 STOCKHOLDERS’ DEFICIT

During the three months ended June 30, 2010, the majority shareholder contributed $16,500 to the Company for working capital. During the six months ended June 30, 2010, the majority shareholder contributed $27,500 to the Company for working capital.

NOTE 5 CONCENTRATION OF RISK

For the three months ended June 30, 2010, three unrelated customers Visual Advantage (37.70%), Legal Wizard (19.30%), and Trial Exhibits, Inc. (37.45%) comprised 94.45% of total revenues.

For the three months ended June 30, 2009, three unrelated customers Legal Wizard (25.88%), Trial Exhibits, Inc. (30.20%) and The Dancel Group (27.88%), comprised 83.96% of total revenues.

NOTE 6 RELATED PARTY TRANSACTIONS

The Company’s office space which serves as its principal address is provided to it by its President. The Company paid rent of $2,400 in each of 2010 and 2009 for use of these facilities. There is no written lease agreement.

NOTE 7 SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The management of the Company determined that there are reportable subsequent events to be disclosed as follows:

On July 5, 2010, Medical Design Studios, Inc. (the "Company") transferred to a newly-formed company controlled by Justin N. Craig, the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman (the "Buyer"), certain operating assets associated with the continuing operations of the Company's digital medical illustration and animation business, subject to related liabilities (the "Business").  Pursuant to the terms of an Agreement of Transfer with the Buyer (the "Transfer Agreement"), the Company transferred the Business to the Buyer for a cash purchase price of $100.00 and other good and valuable consideration including the assumption by the Buyer of all liabilities and debts of the Company which relate to or arise out of the operations of the Business and the indemnification by the Buyer of all losses, liabilities, claims, damages, costs and expenses that may be suffered by the Company at any time which arise out of the operations of the Business.  The transfer of the Business pursuant to the Transfer Agreement was approved by the board of directors of the Company and the holder of 94.4% of the Company’s outstanding shares of common stock.  The purchase price for the transfer was determined as a result of arm’s-length negotiation between the parties.

The financial statements for the quarter ended June 30, 2010 give effect to the discontinuance of the operating entity.

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

Operations

We were founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.  As of June 30, 2010, we had one employee, Justin N. Craig, our founder and President. Mr. Craig devotes his full time to our business.

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

Recent Developments

On July 5, 2010, we transferred to a newly-formed company, which we refer to herein as the “Buyer,” controlled by Justin N. Craig, our President, Chief Executive Officer, Chief Financial Officer and Chairman, certain operating assets associated with the continuing operations of our digital medical illustration and animation business, subject to related liabilities, which we refer to herein as the “Business.”  Pursuant to the terms of an Agreement of Transfer with the Buyer, we transferred the Business to the Buyer for a cash purchase price of $100.00 and other good and valuable consideration including the assumption by the Buyer of all of our liabilities and debts which relate to or arise out of the operations of the Business and the indemnification by the Buyer of all losses, liabilities, claims, damages, costs and expenses that may be suffered by us at any time which arise out of the operations of the Business.  The transfer of the Business was approved by our board of directors and the holder of 94.4% of our outstanding shares of common stock.  The purchase price for the transfer of the Business was determined as a result of arm’s-length negotiation between the parties.

Comparison of the Six Months ended June 30, 2010 and 2009

A summary of operations follows:

	2010	2009

Revenue	$-	$-

Operating Expenses:
Selling, general and administrative	839	-
Compensation	5,218	-
Total operating expenses	6,057	-

Income (loss) from operations	(6,057)	-

Discontinued operations
Income from discontinued operations	5,961	10,763
Income from discontinued operations	5,961	10,763

Income (loss) before income taxes	$(96)	$10,763

Revenue – For the three months ended June 30, 2010, three unrelated customers Visual Advantage (37.70%), Legal Wizard (19.30%), and Trial Exhibits, Inc. (37.45%) comprised 94.45% of total revenues. For the three months ended June 30, 2009, three unrelated customers Legal Wizard (25.88%), Trial Exhibits, Inc. (30.20%) and The Dancel Group (27.88%), comprised 83.96% of total revenues.  This trend of relying on a very limited number of customers is likely to continue for the foreseeable future.

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

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with unnamed, unaffiliated third parties with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management.  There can be no assurance that a merger or other significant transaction will be consummated with any such third parties or, if consummated, that we or our stockholders would realize any benefits from it.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (in this case the same person), of the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, our CEO/CFO has concluded that our disclosure controls and procedures are ineffective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in Internal Controls.

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Medical Design Studios, Inc.

Date: August 16, 2010	By:	/s/ Justin N. Craig
Justin N. Craig
President and Chief Financial Officer
(principal executive officer and
principal financial and accounting officer)