Form 10-Q
period 2010-09-30
Medical Design Studios, Inc.
filed 2010-11-15
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

_____________________________________________________
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

As of November 12, 2010, 7,142,858 shares of the issuer’s common stock were outstanding.

MEDICAL DESIGN STUDIOS, INC.

FORM 10-Q

September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL DESIGN STUDIOS, INC.
 BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,703	$-
Assets of discontinued opeartions	-	9,125
Total current assets	7,703	9,125

Assets of discontinued operations - equipment, net	-	9,323
TOTAL ASSETS	$7,703	$18,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$4,902	$17,561
Total current liabilities	4,902	17,561

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-

Common stock, $0.001 par value, 74,000,000 shares authorized, 7,142,946 shares issued and outstanding	7,143	7,143
Additional paid in capital	129,812	87,312
Accumulated deficit	(134,154)	(93,568)
Total stockholders' equity	2,801	887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,703	$18,448

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	4,015	-	3,176	-
Professional fees	14,378	-	9,160	-
Total operating expenses	18,393	-	12,336	-

LOSS FROM CONTINUING OPERATIONS	(18,393)	-	(12,336)	-

LOSS BEFORE INCOME TAXES	(18,393)	-	(12,336)	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(18,393)	-	(12,336)	-

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	5,961	9,483	-	(1,280)
Net loss on disposal	(28,154)	-	(28,154)	-
Total income (loss) from discontinued operations	(22,193)	9,483	(28,154)	(1,280)

NET INCOME (LOSS)	$(40,586)	$9,483	$(40,490)	$(1,280)
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED CONTINUING OPERATIONS	$(0.00)	$0.00	$(0.00)	$0.00
DISCONTINUED OPERATIONS	(0.00)	0.00	0.00	(0.00)
	$(0.00)	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	7,142,946	7,142,946	7,142,946	7,142,946

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.
  STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,586)	$9,483
Depreciation	3,414	5,248
Net loss on disposal of discontinued operations	28,154	-
Recovery of bad debt	-	(10,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Increase in accounts receivable	(13,120)	(10,309)
Decrease in accrued expenses	(12,659)	(24,312)
Net cash used in operating activities	(34,797)	(29,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash included in assets of discontinued operations	(100)	(9,876)
Net cash used in investing activities	(100)	(9,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	42,500	35,000
Net cash provided by financing activities	42,500	35,000

NET CHANGE IN CASH	7,603	(4,766)

CASH - BEGINNING OF PERIOD	100	4,766

CASH - END OF PERIOD	$7,703	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

September 30, 2010 and 2009

Notes to Financial Statements

(Unaudited)

NOTE 1 ORGANIZATION

Medical Design Studios, Inc. (“MDS” or the “Company”) was founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.

On July 5, 2010, the Company transferred to a newly-formed company controlled by Justin N. Craig, the Company’s former President, Chief Executive Officer, Chief Financial Officer and Chairman (the "Buyer"), certain operating assets associated with the operations of the Company's digital medical illustration and animation business, subject to related liabilities (the "Business").  Pursuant to the terms of an Agreement of Transfer with the Buyer (the "Transfer Agreement"), the Company transferred the Business to the Buyer for $100.00 in cash and other good and valuable consideration including the assumption by the Buyer of all liabilities and debts of the Company which relate to or arise out of the operations of the Business and the indemnification by the Buyer of all losses, liabilities, claims, damages, costs and expenses that may be suffered by the Company at any time which arise out of the operations of the Business.  The transfer of the Business pursuant to the Transfer Agreement was approved by the board of directors of the Company and the holder of 94.4% of the Company’s outstanding shares of common stock.

The financial statements for the quarter ended September 30, 2010 give effect to the discontinuance of the discontinued operations.

The Company is currently inactive.

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

Equipment

Equipment, which consists of computers and video equipment, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful life of three (3) to five (5) years. Depreciation expense for the periods ended September 30, 2010 and 2009 was $3,414 and $5,248, respectively.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2010 or 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or 2009.

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

Net income (loss) per common share

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company has an accumulated deficit of $134,154 and had a net loss of $40,586 and net cash used in operating activities of $34,797 for the period ended September 30, 2010, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern and are dependent upon its ability to obtain adequate financing.

While the Company is attempting to find acquisition opportunities and produce lost revenues from discontinued operations, the Company’s cash position may not be significant enough to support the Company’s daily operations.  The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional paid in capital and ultimately, the achievement of significant positive results.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 STOCKHOLDERS’ DEFICIT

During the three months ended September 30, 2010, the majority shareholder contributed $15,000 to the Company for working capital. During the nine months ended September 30, 2010, the majority shareholder contributed $42,500 to the Company for working capital.

NOTE 5 SUBSEQUENT EVENTS

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

Operations

We were founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.  As of September 30, 2010, we had one employee, Dennis Neclerio, our President. Mr. Neclerio devotes ten percent of his time to our business.

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

Recent Developments

On August 31, 2010, we underwent a number of significant management changes, as follows: (i) Dennis B. Carter, an experienced educator and fundraising coordinator, was elected to our Board of Directors; (ii) Dennis Neclerio, a custom machine parts sales manager, was appointed to be our President; (iii) Justin N. Craig resigned as our President, Chief Executive Officer, Chief Financial Officer and Chairman; and (iv) Kenneth Craig resigned from our Board of Directors.

On July 5, 2010, we transferred to a newly-formed company, which we refer to herein as the “Buyer,” controlled by Justin N. Craig, our former President, Chief Executive Officer, Chief Financial Officer and Chairman, certain operating assets associated with the continuing operations of our digital medical illustration and animation business, subject to related liabilities, which we refer to herein as the “Business.”  Pursuant to the terms of an Agreement of Transfer with the Buyer, we transferred the Business to the Buyer for a cash purchase price of $100.00 and other good and valuable consideration including the assumption by the Buyer of all of our liabilities and debts which relate to or arise out of the operations of the Business and the indemnification by the Buyer of all losses, liabilities, claims, damages, costs and expenses that may be suffered by us at any time which arise out of the operations of the Business.  The transfer of the Business was approved by our board of directors and the holder of 94.4% of our outstanding shares of common stock.  The purchase price for the transfer of the Business was determined as a result of arm’s-length negotiation between the parties.

Comparison of the Nine Months ended September 30, 2010 and 2009

A summary of operations follows:

	2010	2009
Revenue	$-	$-

Operating Expenses:
Selling, general and administrative	4,015	-
Professional fees	14,378	-
Total operating expenses	18,393	-

Loss from continuing operations	(18,393)	-

Discontinued operations:
Income from discontinued operations	5,961	9,483
Net loss on disposal	(28,154)	-
Total income (loss) from discontinued operations	(28,154)	9,483

Net income (loss)	$(40,856)	$9,483

Revenue – For the nine months ended September 30, 2010 and 2009, the Company has $-0- of revenue.

Selling, general and administrative consist of:

	2010	2009
Corporate records expense	1,913	-
Office expense	102	-
Salaries	2,000	-
Total	$4,015	$-0-

Professional fees consist of approximately $5,055 for accounting expenses and approximately $9,323 for attorney expenses.

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

Liquidity

During the nine months ended September 30, 2010, our majority shareholder, Vision Opportunity Master Fund, Ltd., contributed $42,500 to our capital to support our working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the our management, including our President (acting in his capacity as the principal executive officer and principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, our President has concluded that our disclosure controls and procedures are ineffective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in Internal Controls.

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Medical Design Studios, Inc.

Date: November 15, 2010	By:	/s/ Dennis Neclerio
Dennis Neclerio President (principal executive officer and principal financial and accounting officer)