Form 10-K
period 2010-12-31
Medical Design Studios, Inc.
filed 2011-03-31
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number: 333-144596

Medical Design Studios, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-0482524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
108 Brant Court
Georgetown, Kentucky	40324
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  303-956-7197

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
Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2010, was $39,200 based on the sale price of the shares in a private resale transaction completed on March 14, 2008, of $.07 per share.  The shares of our company did not trade publicly in 2010.

Number of shares outstanding of the registrant’s common stock as of March 31, 2011: 7,142,946 shares.

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

We have obtained a trading symbol for our common stock so that the shares may be quoted on the OTC Bulletin Board, which we refer to as the OTCBB. However, no public trades of our common stock have occurred since April 30, 2007. Our current trading symbol is MEDD.

Item 1.  Business

Overview

We were founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.  As of March 31, 2011, we had one employee, Dennis Neclerio, our President. Mr. Neclerio devotes ten percent of his time to our business.

Historically, we were a digital medical illustrator and animator providing digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues.  On July 5, 2010, we transferred to a newly-formed company controlled by Justin N. Craig, our former President, Chief Executive Officer, Chief Financial Officer and Chairman, certain operating assets associated with the continuing operations of the digital medical illustration business, subject to related liabilities.  Pursuant to the terms of an Agreement of Transfer with Mr. Craig’s company, we transferred the digital medical illustration business to such company for a cash purchase price of $100.00 and other good and valuable consideration including the assumption by such company of all of our liabilities and debts which relate to or arise out of the operations of the business and the indemnification by such company of all losses, liabilities, claims, damages, costs and expenses that may be suffered by us at any time which arise out of the operations of the business.  The transfer of the business was approved by our board of directors and the holder of 94.4% of our outstanding shares of common stock.  The purchase price for the transfer of the business was determined as a result of arm’s-length negotiations between the parties.

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

Our operations are now inactive, except for filing required periodic reports with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated thereunder and making other related corporate filings.  Based on these operations, we qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities.

We presently have no employees apart from our management and there are no written employment contracts or agreements with our management.  Our sole officer and director are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to continue filing reports with the SEC. We intend to continue operations as a reporting company and to comply with the requirements of the Exchange Act.

The public may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A.  Risk Factors

Risks Related to our Business

We have limited financial resources which may make it more difficult for us to raise capital or other financing. As a result of our current lack of financial liquidity, our auditors have expressed substantial concern about our ability to continue as a “going concern.”

We have limited financial resources and have not established a source of equity or debt financing. If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail our operations, cease operations or seek federal bankruptcy protection in the near future. These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern.  Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2010 included a going concern explanatory paragraph.

We are subject to the periodic reporting requirements of the Exchange Act, which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or eliminate our future ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent auditors must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel must review and assist in the preparation of such reports. The costs charged by these professionals for those services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required, beginning with our fiscal year ended December 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification requirement.

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

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of Management.

We have only one director.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until we have a larger board of directors that may include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

We are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

We have a trading symbol for our common stock which permits our shares to be quoted on the OTC Bulletin Board. However, no public trades of our shares have occurred since April 30, 2007, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether:

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

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTC Bulletin Board as maintained by Finra.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our current office and mailing address is 108 Brant Court, Georgetown, Kentucky 40324, which is provided to us by our President and serves as our principal executive offices.  Prior to July 5, 2010, the date we transferred our business to a newly-formed company controlled by Justin N. Craig, our former President, Chief Executive Officer, Chief Financial Officer and Chairman, our office and mailing address was 7231 South Rome Street, Aurora, Colorado 80016, which was provided to us by Mr. Craig, and served as our principal executive offices. We paid no rent in 2010 for use of these facilities. There are no written lease agreements.

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

Quoting and Trading of our Common Stock

There is no established trading market for our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTC Bulletin Board under symbol MEDD.  Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our shares of common stock, developments affecting our business generally, including the impact of the factors referred to in “Risk Factors,” investor perception and general economic and market conditions. No assurance can be given that an orderly or liquid market will ever develop for the shares of common stock.

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

We have 74,000,000 authorized shares of common stock, of which 7,142,946 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 66,857,054 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

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

On July 5, 2010, we transferred to a newly-formed company controlled by Justin N. Craig, our former President, Chief Executive Officer, Chief Financial Officer and Chairman, certain operating assets associated with the continuing operations of the digital medical illustration business, subject to related liabilities.  Pursuant to the terms of an Agreement of Transfer with Mr. Craig’s company, we transferred the digital medical illustration business to such company for a cash purchase price of $100.00 and other good and valuable consideration including the assumption by such company of all of our liabilities and debts which relate to or arise out of the operations of the business and the indemnification by such company of all losses, liabilities, claims, damages, costs and expenses that may be suffered by us at any time which arise out of the operations of the business.  The transfer of the business was approved by our board of directors and the holder of 94.4% of our outstanding shares of common stock.  The purchase price for the transfer of the business was determined as a result of arm’s-length negotiations between the parties.

Operations

We were founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.  As of March 31, 2011, we had one employee, Dennis Neclerio, our President. Mr. Neclerio devotes ten percent of his time to our business.

We were a digital medical illustrator and animator providing digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues. As described above, on July 5, 2010, we transferred this business to Mr. Craig’s company.  Our operations are now inactive, except for filing required periodic reports with the SEC and making other related corporate filings.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

A summary of our operations for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Revenue	$-	$-

Operating Expenses:
General and administrative	4,732	-
Professional fees	17,763	-
Total	22,495	-

Loss before Income Taxes	(22,495)	-

Loss from Continuing Operations	(22,495)	-

Discontinued Operations:
Income (loss) from discontinued operations	5,961	(25,656)
Net loss on disposal	(28,154)	-
Total	(22,193)	(25,660)

Net Loss	(44,688)	(25,660)

Revenue - For the years ended December 31, 2010 and December 31, 2009, we had no revenue.

General and administrative expenses consist of:

	2010	2009

Corporate records expense	2,630	-
Office expense	102	-
Director Compensation	1,000
Salaries	1,000	-

Total	$4,732	$-

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

Liquidity

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  Based on our available cash of approximately $3,699 on December 31, 2010, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future.  These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern.  Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended October 31, 2010 included a going concern explanatory paragraph.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our management has determined that as of December 31, 2010, our internal control over financial reporting was effective for the purposes for which it is intended.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our management consists of:

Name	Age	Title
Dennis Neclerio	59	President
Dennis B. Carter	34	Director

Dennis Neclerio, age 59, has been involved in the custom machine parts business for more than 40 years.  Since November 1990, Mr. Naclerio has been the Sales Manager of Capital City Tool, Inc., a manufacturer of custom machine parts in Frankfort, Kentucky.  From November 1980 to November 1990, he served as the Vice President of Sales at Georgetown Metal Products, Inc. in Georgetown, Kentucky.

Dennis B. Carter, age 34, is currently the Assistant Athletic Director, Athletic Fundraising Coordinator and Athletic Facility Coordinator at Lexington Christian Academy in Lexington, Kentucky, where he has run the day-to-day operations of the school’s athletic department and coordinated its teams’ sporting events since June 2006.  Additionally, Mr. Carter has served as the associate head coach of the Academy’s boys basketball team and head coach of the junior varsity boys basketball team.  Mr. Carter was previously a teacher’s assistant at the Holmes Alternative School in Covington, Kentucky from August 2005 to May 2006, and Assistant to the Dean of Students at North Broward Preparatory School in Coconut Creek, Florida from August 2004 to August 2005, where he also coached basketball and other sports.  Mr. Carter earned a B.A. degree from North Kentucky University.  Mr. Carter is qualified to serve in this role.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us.

Currently, we have only one officer and one director.  We are in the process of seeking to add additional officers and/or directors as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.  Mr. Carter received a one-time director’s fee of $1,000 as part of becoming a board member of the Company.  He is also entitled to receive an additional one-time fee of $1,000 upon the closing of a merger of the Company or other change in control transaction.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We were not subject to Section 16(a) during our fiscal year ended December 31, 2010, as we did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The following table shows for the years ended December 31, 2010 and 2009, compensation awarded to or paid to, or earned by, our current President and our former Chief Executive Officer and our former Secretary (the “Named Executive Officers”).

					Long Term Compensation Awards
		Annual Compensation
Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	Payouts LTIP Payouts	All Other Compensation
Dennis Neclerio	2010	1,000	-	-	-	-	-	-
President	2009	-	-	-	-	-	-	-

Justin N. Craig	2010	-	-	-	-	-	-	-
President*	2009	115,675	-	-	-	-	-	-

Kenneth Craig	2010	-	-	-	-	-	-	-
Secretary*	2009	-	-	-	-	-	-	-

*	Justin N. Craig and Kenneth Craig resigned as directors and officers of the Company on August 31, 2010.

Mr. Neclerio received a one-time salary payment of $1,000 as part of becoming the President of the Company.  He is also entitled to receive an additional one-time payment of $1,000 upon the closing of a merger of the Company or other change in control transaction.  There is no employment contract with Mr. Neclerio at this time and no agreements for compensation in the future. Mr. Neclerio’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our immediate obligations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 31, 2011, by:

•	each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•	each of our directors, and

•	all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Dennis Neclerio	—	—
Dennis B. Carter	—	—
Justin N. Craig(c)	—	—
Kenneth Craig(c)	—	—
Vision Opportunity Master Fund, Ltd.	6,742,859	94.4%
Officers and directors as a group (2 members)	—	—

(a)
The address for each officer and director is 108 Brant Court, Georgetown, Kentucky, 40324.  The address for Vision Opportunity Master Fund Ltd. is c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York, NY 10019.

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

(c)	Justin N. Craig and Kenneth Craig resigned as directors and officers of the Company on August 31, 2010.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We entered into an agreement regarding our former President lending funds to us, if necessary.  No amounts were outstanding under this agreement as of December 31, 2010, and this agreement has been terminated.

Our current office and mailing address is 108 Brant Court, Georgetown, Kentucky 40324, which is provided to us by our President and serves as our principal executive offices.  Prior to July 5, 2010, the date we transferred our business to a newly-formed company controlled by Justin N. Craig, our former President, Chief Executive Officer, Chief Financial Officer and Chairman, our office and mailing address was 7231 South Rome Street, Aurora, Colorado 80016, which was provided to us by Mr. Craig, and served as our principal executive offices. We paid no rent in 2010 for use of these facilities. There are no written lease agreements.

In May 2007, we sold 100,000 shares of our common stock to Kenneth Craig, a former director who is also our former President’s father, for $100.

The board of directors has determined that its one member is currently an “independent director,” as determined under Nasdaq guidelines.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in the our Form 10-Q for the fiscal years ended December 31, 2010 and December 31, 2009 were $14,000 and $14,500, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2010 and 2009, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended December 31, 2010 and 2009, the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $0 and $750, respectively.

All Other Fees

During the fiscal years ended December 31, 2010 and 2009, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit Number and Description

2.1
Agreement of Transfer, dated as of July 5, 2010, by and between Medical Design Studios, Inc. and a newly-formed company controlled by Justin N. Craig. Incorporated by reference to exhibit 2.1 to Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on July 7, 2010.

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

10.3	Form of Investment Letter. Incorporated by reference to exhibit 10.3 to Registration Statement on Form SB-2 (No. 333-144596), filed with the U.S. Securities and Exchange Commission on July 16, 2007.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Principal Executive Officer and Principal Financial Officer.
32.1*	Certification Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 Principal Executive Officer and Principal Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DESIGN STUDIOS, INC.

Date: March 31, 2011	By:	/s/ Dennis Neclerio
Dennis Neclerio
President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	/s/ Dennis B. Carter
Dennis B. Carter
Director

MEDICAL DESIGN STUDIOS, INC.

FINANCIAL STATEMENTS

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medical Design Studios, Inc.
Aurora, Colorado

We have audited the accompanying balance sheets of Medical Design Studios, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Design Studios, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2010 and had a net loss and cash used in operating activities for the year then ended and is currently inactive. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey
March 31, 2011

MEDICAL DESIGN STUDIOS, INC.

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$3,699	$-
Assets of discontinued opeartions	-	9,125
Total current assets	3,699	9,125

Assets of discontinued operations - equipment, net	-	9,323
TOTAL ASSETS	$3,699	$18,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$-	$17,561
Total current liabilities	-	17,561

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
7,142,946 shares issued and outstanding	7,143	7,143
Additional paid in capital	134,812	87,312
Accumulated deficit	(138,256)	(93,568)
Total stockholders' equity	3,699	887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,699	$18,448

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	DECEMBER 31, 2010	DECEMBER 31, 2009

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	4,732	-
Professional fees	17,763	-
Total operating expenses	22,495	-

LOSS BEFORE INCOME TAXES	(22,495)	-

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(22,495)	-

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	5,961	(25,660)
Net loss on disposal	(28,154)	-
Total loss from discontinued operations	(22,193)	(25,660)

NET LOSS	$(44,688)	$(25,660)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS	$(0.01)	$-
DISCONTINUED OPERATIONS	(0.00)	(0.00)
	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	7,142,946	7,142,946

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2010 and 2009

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2008	7,142,946	$7,143	$44,812	$(67,908)	$(15,953)

Contribution to capital			42,500		42,500

Net loss				(25,660)	(25,660)

Balance, December 31, 2009	7,142,946	7,143	87,312	(93,568)	887

Contribution to capital			47,500		47,500

Net loss				(44,688)	(44,688)

Balance, December 31, 2010	7,142,946	$7,143	$134,812	$(138,256)	$3,699

See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

STATEMENTS OF CASH FLOW

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	DECEMBER 31, 2010	DECEMBER 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,688)	$(25,660)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	-	10,521
Depreciation	3,414	6,954
Net loss on disposal of discontinued operations	28,154	-
Changes in operating assets and liabilities:
Accounts receivable	(13,120)	(13,812)
Accrued expenses	(17,561)	(25,169)
Net cash used in operating activities	(43,801)	(47,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash included in assets of discontinued operations	(100)	-
Net cash used in investing activities	(100)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	47,500	42,500
Net cash provided by financing activities	47,500	42,500

NET CHANGE IN CASH	3,599	(4,666)

CASH - BEGINNING OF YEAR	100	4,766

CASH - END OF YEAR	$3,699	$100

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

 See accompanying notes to the financial statements.

MEDICAL DESIGN STUDIOS, INC.

December 31, 2010 and 2009

Notes to Financial Statements

NOTE 1 ORGANIZATION

Medical Design Studios, Inc. (“MDS” or the “Company”) was founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.

On July 5, 2010, the Company transferred to a newly-formed company controlled by Justin N. Craig, the Company’s former President, Chief Executive Officer, Chief Financial Officer and Chairman  (the “Buyer”), certain operating assets associated with the operations of the Company’s digital medical illustration and animation business, subject to related liabilities (the “Business”).  Pursuant to the terms of an Agreement of Transfer with the Buyer (the “Transfer Agreement”), the assumption by the Buyer of all liabilities and debts of the Company which relate to or arise out of the operations of the Business and the indemnification by the Buyer of all losses, liabilities, claims, damages, costs and expenses that may be suffered by the Company at any time which arise out of the operations of the Business.  The transfer of the Business pursuant to the Transfer Agreement was approved by the board of directors of the Company and the holder of 94.4% of the Company’s outstanding shares of common stock.

The financial statements for the year ended December 31, 2010 and 2009 give effect to the discontinuance of the discontinued operations.

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

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

Equipment

Equipment, which consists of computers and video equipment, is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful life of three (3) to five (5) years. Depreciation expense for the years ended December 31, 2010 and 2009 was $3,414 and $6,954, respectively.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2010 or 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or December 31, 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2010 or 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

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

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, the Company has an accumulated deficit of $138,256 and had a net loss of $44,688 and net cash used in operating activities of $43,801 for the year then ended, respectively.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 STOCKHOLDERS’ DEFICIT

During the years ended December 31, 2010 and 2009, the majority shareholder contributed $47,500 and $42,500, respectively, to the Company for working capital.

 NOTE 5 INCOME TAXES

Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income    tax purposes of $138,256 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $47,007 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $47,007.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $15,194 and $8,724 for the years ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$47,007	$31,813
Less valuation allowance	(47,007)	(31,813)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage   of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

 NOTE 6 SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The management of the Company determined that there were no reportable subsequent events to be disclosed.