Form 10-Q
period 2011-03-31
Medical Design Studios, Inc.
filed 2011-05-16
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-144596

MEDICAL DESIGN STUDIOS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0482524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

108 Brant Court, Georgetown, Kentucky	40324
(Address of Principal Executive Offices)	(Zip Code)

(502) 863-1893
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

As of May 13, 2011, 7,142,946 shares of the issuer’s common stock were outstanding.

MEDICAL DESIGN STUDIOS, INC.

FORM 10-Q

March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL DESIGN STUDIOS, INC.

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$20,961	$3,699

Total current assets	20,961	3,699

TOTAL ASSETS	$20,961	$3,699

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$5,000	$-
Total current liabilities	5,000	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 7,142,946 shares issued and outstanding	7,143	7,143
Additional paid in capital	164,812	134,812
Accumulated deficit	(155,994)	(138,256)
Total stockholders' equity	15,961	3,699

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,961	$3,699

See accompanying notes to the consolidated financial statements.

MEDICAL DESIGN STUDIOS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31, 2011	MARCH 31, 2010

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	75	-
Compensation	-	-
Professional fees	17,663	-
Total operating expenses	17,738	-

LOSS FROM OPERATIONS	(17,738)	-

LOSS BEFORE INCOME TAXES	(17,738)	-

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(17,738)	-

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(1,432)
Total loss from discontinued operations	-	(1,432)

NET LOSS	$(17,738)	$(1,432)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED CONTINUING OPERATIONS	$(0.00)	$-
DISCONTINUED OPERATIONS	-	(0.00)
	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	7,142,946	7,142,946

See accompanying notes to the consolidated financial statements.

MEDICAL DESIGN STUDIOS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31, 2011	MARCH 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,738)	$(1,432)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,707
Changes in operating assets and liabilities:
Accounts receivable	-	(2,400)
Accrued expenses	5,000	(8,788)
Net cash used in operating activities	(12,738)	(10,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	30,000	11,000
Net cash provided by financing activities	30,000	11,000

NET CHANGE IN CASH	17,262	87

CASH - BEGINNING OF PERIOD	3,699	13

CASH - END OF PERIOD	$20,961	$100

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

MEDICAL DESIGN STUDIOS, INC.

March 31, 2011 and 2010

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

The financial statements for the interim period ended March 31, 2011 and 2010 give effect to the discontinuance of the discontinued operations.

The Company is currently inactive.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10 and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report Form 10-K filed with the SEC on March 31, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011 or 2010.

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

Net income (loss) per common share

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2011 or 2009.

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

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2011, the Company has an accumulated deficit of $155,994 and had a net loss of $17,738 and net cash used in operating activities of $12,738 for the interim period ended March 31, 2011, respectively.

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

NOTE 4 STOCKHOLDERS’ DEFICIT

During the three month period ended March 31, 2011, the majority shareholder contributed $30,000 to the Company for working capital.

 NOTE 5 SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The management of the Company determined that there are no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth in this report contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by us or on our behalf.  These factors include our lack of historically profitable operations, dependence on key personnel, the success of our future business and other factors identified in our filings with the U.S. Securities and Exchange Commission, press releases and/or other public communications.

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report. Because we are a relatively new company, the reported results will not necessarily reflect the future.

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

Operations

We were founded as an unincorporated business in January 2004 and became a “C” corporation in the State of Nevada on February 1, 2005.  As of May 13, 2011, we had one employee, Dennis Neclerio, our President. Mr. Neclerio devotes ten percent of his time to our business.

Prior to July 2010, we were a digital medical illustrator and animator that provided digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues. As described above, on July 5, 2010, we transferred this business to Mr. Craig’s company.  Our operations are now inactive, except for filing required periodic reports with the SEC and making other related corporate filings.  Our principal business objective for the next 12 months will be to achieve long-term growth potential through a combination with a new business.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Comparison of the Three Months ended March 31, 2011 and 2010

A summary of operations follows:

	2011	2010

Revenue	$-	$-

Operating Expenses:
General and administrative	75	-
Professional fees	17,663	-
Total operating expenses	17,738	-

Loss from continuing operations	(17,738)	-

Discontinued Operations
Loss from discontinued operations	-	(1,432)
Total loss from discontinued operations	-	(1,432)

Net loss	$(17,738)	$(1,432)

Revenue – For the three months ended March 31, 2011 and 2010, we had no revenues.

General and administrative consist of:

	2011	2010
Corporate records expense	75	-
Total	$75	$-

Professional fees for the three months ended March 31, 2011 consisted of approximately $15,000 for accounting expenses and approximately $2,663 for attorney expenses.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

During the three months ended March 31, 2011, our majority shareholder, Vision Opportunity Master Fund, Ltd., contributed $30,000 to our capital to support our working capital needs.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurance, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  Based on our available cash of approximately $20,961 on March 31, 2011, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future.

As a public company, we have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Since we became a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we are incurring ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and other filings. These obligations will reduce our ability and resources to fund other aspects of our business. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurance that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the proportional ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control because the shares may be issued to parties or entities committed to supporting existing management.

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

An evaluation was carried out under the supervision and with the participation of our management, including our President (acting in his capacity as the principal executive officer and principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, our President has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 16, 2011	Medical Design Studios, Inc.

	By:	/s/ Dennis Neclerio
Dennis Neclerio
President
(principal executive officer and principal
financial and accounting officer)