Form 10-Q
period 2011-06-30
Medical Design Studios, Inc.
filed 2011-08-12
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-144596

MEDICAL DESIGN STUDIOS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0482524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

204 Pinehurst Court, Lexington, Kentucky	40505
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 11, 2011, 7,142,946 shares of the issuer’s common stock were outstanding.

MEDICAL DESIGN STUDIOS, INC.

FORM 10-Q

March 31, 2011

INDEX

		Page
PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Reserved	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

Signatures		17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL DESIGN STUDIOS, INC.
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,279	$3,699
Total current assets	5,279	3,699

TOTAL ASSETS	$5,279	$3,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$-	$-
Total current liabilities	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 7,142,946 shares issued and outstanding	7,143	7,143
Additional paid in capital	164,812	134,812
Accumulated deficit	(166,676)	(138,256)
Total stockholders’ equity	5,279	3,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,279	$3,699

See accompanying notes to the consolidated financial statements.

MEDICAL DESIGN STUDIOS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	3,745	839	75	839
Professional fees	24,675	5,218	12,663	3,718
Total operating expenses	28,420	6,057	12,738	4,557

LOSS FROM OPERATIONS	(28,420)	(6,057)	(12,738)	(4,557)

LOSS BEFORE INCOME TAXES	(28,420)	(6,057)	(12,738)	(4,557)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(28,420)	(6,057)	(12,738)	(4,557)

DISCONTINUED OPERATIONS
Income from discontinued operations	-	5,961	-	5,893
Total income from discontinued operations	-	5,961	-	5,893

NET INCOME (LOSS)	$(28,420)	$(96)	$(12,738)	$1,336

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,142,946	7,142,946	7,142,946	7,142,946

See accompanying notes to the consolidated financial statements.

MEDICAL DESIGN STUDIOS, INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30, 2011	JUNE 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,420)	$(96)
Depreciation	-	3,414
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accounts receivable	-	(13,120)
Decrease in accrued expenses	-	(15,623)
Net cash used in operating activities	(28,420)	(25,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash included in assets of discontinued operations	-	(100)
Net cash used in investing activities	-	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	30,000	27,500
Net cash provided by financing activities	30,000	27,500

NET CHANGE IN CASH	1,580	1,975

CASH - BEGINNING OF PERIOD	3,699	100

CASH - END OF PERIOD	$5,279	$2,075

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

MEDICAL DESIGN STUDIOS, INC.

June 30, 2011 and 2010

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

The financial statements for the interim period ended June 30, 2011 give effect to the discontinuance of the discontinued operations.

The Company is currently inactive.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10 and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010and notes thereto contained in the Company’s Annual Report Form 10-K as filed with the SEC on March 31, 2011.

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b.  entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but isreasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows..

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Net income (loss) per common share

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2011 or 2010.

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

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2011, the Company has an accumulated deficit of $166,676,  a net loss of $28,420 and cash used in operations of $28,420 for the period ended June 30, 2011, respectively.

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

NOTE 4 STOCKHOLDERS’ DEFICIT

During the six month period ended June 30, 2011, the majority shareholder contributed $30,000 to the Company for working capital.

 NOTE 5 SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The management of the Company determined that there are reportable subsequent events to be disclosed as follows:

On August 1, 2011, Dennis Neclerio, the current President of Medical Design Studios, Inc. (the “Company”), resigned as an executive officer of the Company.  Also on August 1, 2011, the Company’s board of directors appointed Dennis B. Carter, the current sole member of the Company’s board of directors, to be the Company’s President.

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

Recent Developments

On August 1, 2011, Dennis Neclerio, our current President, resigned as our executive officer.  Also on August 1, 2011, our board of directors appointed Dennis B. Carter, the current sole member of our board of directors, to be our President.

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

Operations

We were founded as an unincorporated business in January 2004 and became a “C” corporation in the State of Nevada on February 1, 2005.  As of August 1, 2011, we had one employee, Dennis B. Carter, our President. Mr. Carter devotes ten percent of his time to our business.

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

Comparison of the Six Months ended June 30, 2011 and 2010

A summary of operations follows:

	2011	2010

Revenue	$-	$-

Operating Expenses:
Selling, general and administrative	3,745	839
Professional fees	24,675	5,218
Total operating expenses	28,420	6,057

Loss from continuing operations	(28,420)	(6,057)

Discontinued Operations
Income from discontinued operations	-	5,961
Total income from discontinued operations	-	5,961

Net loss	$(28,420)	$(96)

Revenue – For the six months ended June 30, 2011 and 2010, we had no revenues.

Selling, general and administrative consist of:

	2011	2010
Corporate records expense	$3,745	$-
Miscellaneous	-	839
Total	$3,745	$839

Professional fees for the six months ended June 30, 2011 consisted of approximately $17,555 for accounting expenses and approximately $7,120 for attorney expenses.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

During the six months ended June 30, 2011, our majority shareholder, Vision Opportunity Master Fund, Ltd., contributed $30,000 to our capital to support our working capital needs.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurance, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  Based on our available cash of approximately $5,474 on June 30, 2011, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our President (acting in his capacity as the principal executive officer and principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our President has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)          Changes in Internal Controls.

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Document

*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	Medical Design Studios, Inc.

	By:	/s/ Dennis B. Carter
Dennis B. Carter
President and Director
(principal executive officer and principal
financial and accounting officer)