Form 10-Q
period 2011-09-30
Dynastar Holdings, Inc.
filed 2011-11-14
CIK 1405917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-144596

DYNASTAR HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0482524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 400-6900
(Registrant’s Telephone Number, Including Area Code)

Medical Design Studios, Inc., 204 Pinehurst Court, Lexington, KY 40505
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

As of November 4, 2011, 287,503,577 shares of the issuer’s common stock were outstanding.

DYNASTAR HOLDINGS, INC.

FORM 10-Q

September 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Dynastar Holdings, Inc., formerly known as Medical Design Studios, Inc. (the “Company”), required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these financial statements fairly present the financial condition of the Company, but should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010, previously filed on Form 10-K with the Securities and Exchange Commission .

Dynastar Holdings, Inc.

(Formerly Medical Design Studios, Inc.)

September 30, 2011 and 2010

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:

Cash	$4,092	$3,699
Prepaid accounting fees	1,055	-

Total Current Assets	5,147	3,699

Total Assets	$5,147	$3,699

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accrued expense	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY:
Preferred stock at $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 300,000,000 shares authorized;
287,503,577 shares issued and outstanding	287,504	287,504
Additional paid-in capital	(105,549)	(145,549)
Accumulated deficit	(176,808)	(138,256)

Total Stockholders' Equity	5,147	3,699

Total Liabilities and Stockholders' Equity	$5,147	$3,699

See accompanying notes to the consolidated financial statements.

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
General and administrative expenses	$820	$3,176	$4,565	$4,015
Professional fees	9,312	9,160	33,987	14,378

Total operating expenses	10,132	12,336	38,552	18,393

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,132)	(12,336)	(38,552)	(18,393)

INCOME TAX PROVISION	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(10,132)	(12,336)	(38,552)	(18,393)

DISCONTINUED OPERATIONS
Income from operations of discontinued operations, net of taxes	-	-	-	5,961
Net loss on disposal	-	(28,154)	-	(28,154)

Loss from discontinued operations, net of taxes	-	(28,154)	-	(22,193)

NET LOSS	$(10,132)	$(40,490)	$(38,552)	$(40,586)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)

Total net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted common shares outstanding - basic and diluted	287,503,577	287,503,577	287,503,577	287,503,577

See accompanying notes to the consolidated financial statements.

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(38,552)	$(40,586)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	3,414
Loss from disposal of discontinued operations, net of taxes	-	28,154
Changes in operating assets and liabilities:
Accounts receivable	-	(13,120)
Prepaid accounting fees	(1,055)	-
Accrued expenses	-	(12,659)

NET CASH USED IN OPERATING ACTIVITIES	(39,607)	(34,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	-	(100)

NET CASH USED IN INVESTING ACTIVITIES	-	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	40,000	42,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	42,500

NET CHANGE IN CASH	393	7,603

Cash at beginning of period	3,699	100

Cash at end of period	$4,092	$7,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Dynastar Holdings, Inc. (formerly Medical Design Studios, Inc.) (the “Company”) was founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005.  The Company was a digital medical illustrator and animator providing digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues.  The Company applied Paragraph 505-10-S99-3 of the FASB Accounting Standards Codification, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of December 31, 2004 as the Company has minimal operations for the month ended January 2005.

Discontinuance of digital medical illustration and animation business

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

The financial statements for the interim period ended September 30, 2010 give effect to the discontinuance of the discontinued operations.

The Company is currently inactive.

Change in control

Pursuant to a Stock Purchase Agreement, dated as of September 27, 2011, between Dynastar Ventures, Inc., a privately owned Delaware corporation (“Dynastar”), and Vision Opportunity Master Fund, Ltd., a Cayman Islands company (“Vision”), on October 6, 2011, Dynastar purchased from Vision for cash consideration of $100,000.00 an aggregate of 6,742,859 shares (the “Shares”) of the Company’s Common Stock, par value $0.001 per share representing approximately 94.4% of the Company’s issued and outstanding Common Stock and 100% of Vision’s share holdings in the Company on the date of purchase.

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

Amendment to the Certificate of Incorporation

On October 14, 2011, the Company filed a certificate of amendment (the “Certificate”) with the Secretary of State of Nevada (i) changing the name of the Company to Dynastar Holdings, Inc. and (ii) increasing its authorized shares of Common Stock, par value $.001 per share, from 74,000,000 shares to 300,000,000 shares and (iii) increasing its authorized shares of its blank check Preferred Stock, par value $.001 per share, from 1,000,000 shares to 10,000,000 shares.

2011 40.25-for-1 forward stock split

On October 14, 2011, the Board of the Directors of the Company also authorized a 40.25-for-1 (Forty and 25/100 for One) forward stock split in the form of a dividend (the “Stock Split”) on all of the outstanding shares of the Common Stock.  All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates and assumptions

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

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets; and assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from these estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid accounting fees and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes Option-Pricing Model.  The ranges of assumptions for inputs are as follows:

•
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

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

Limitation on utilization of NOLs due to change in control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net income ( loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2011 or 2010.

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

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit at September 30, 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These conditions raise substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

NOTE 5 - STOCKHOLDERS’ DEFICIT

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $.001 per share, and Seventy Four Million (74,000,000) shares shall be Common Stock, par value $.001 per share.

On October 14, 2011, the Company filed a Certificate of Amendment of Certificate of Incorporation, and increased its total number of shares of all classes of stock which the Company is authorized to issue to Three Hundred Ten Million (310,000,000) shares inclusive of Ten Million (10,000,000) shares of Preferred Stock, par value $.001 per share, and Three Hundred Million (300,000,000) shares of Common Stock, par value $.001 per share.

Contribution to capital

For the year ended December 31, 2010, the majority shareholder of the Company contributed $47,500 to the Company for working capital.

For the interim period ended September 30, 2011, the majority shareholder of the Company contributed $40,000 to the Company for working capital.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Adoption of equity incentive plan

On October 14, 2011, the Board of Directors of the Company adopted and shareholders holding a majority of the outstanding shares of its Common Stock, par value $.001 per share (the “Common Stock”),  approved by written consent the 2011 Equity Incentive Plan (the “2011 Plan”).  The total number of shares of Common Stock reserved for issuance pursuant to awards granted under its 2011 Plan is 5,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.  If an incentive award granted under the 2011 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2011 Plan.

DYNASTAR HOLDINGS, INC.
(Formerly Medical Design Studios, Inc.)
September 30, 2011 and 2010
Notes to Financial Statements
(Unaudited)

As of the date hereof, no options or restricted stock awards have been granted under the 2011 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.

Recent Developments

On August 1, 2011, Dennis Neclerio, resigned as our President.  Also on August 1, 2011, our Board of Directors appointed Dennis B. Carter, the then current sole member of our Board of Directors, to be our President.

On October 10, 2011, our Board of Directors appointed Kenneth Speigeland as a director. Also on October 10, 2011, Dennis Carter, resigned as a director and as our President and our Board of Directors appointed Mr. Speigeland as our Interim President and Interim Chief Executive Officer.

On October 14, 2011, we filed a certificate of amendment (the “Certificate”) with the Secretary of State of Nevada changing our corporate name to Dynastar Holdings, Inc. and increasing (i) the number of shares of our common stock, par value $.001 per share, from 74,000,000 to 300,000,000 and (ii) the number of shares of our blank check preferred stock, par value $.001 per share, from 1,000,000 to 10,000,000. On that date, our Board of Directors adopted, and shareholders holding a majority of the outstanding shares of our common stock approved, by written consent the name change and capital increase amendments.

Additionally, on October 14, 2011, our Board of Directors adopted and shareholders holding a majority of the outstanding shares of our Common Stock, par value $.001 per share (the “Common Stock”),  approved by written consent the 2011 Equity Incentive Plan (the “2011 Plan”).  The total number of shares of Common Stock reserved for issuance pursuant to awards granted under our 2011 Plan is 5,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.  If an incentive award granted under the 2011 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2011 Plan.  As of the date hereof, no options or restricted stock awards have been granted under the 2011 Plan.  We have not maintained any other equity compensation plans since our inception.

On October 14, 2011, our Board of Directors also authorized a 40.25 for 1 (Forty and Twenty-Five One Hundredths for One) forward stock split in the form of a dividend (the “Stock Split”).  On October 17, 2011, we notified FINRA of our name change and the Stock Split and asked FINRA to approve a new trading symbol reflecting our new name.  We are awaiting notification from FINRA as to our new trading symbol and when the Stock Split will be effective on the OTC Bulletin Board for trading purposes.

We are currently engaged in discussions with Dynastar Ventures, Inc., a Delaware corporation (“DVI”), regarding a possible business combination involving the two companies.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the transaction.  There can be no assurance that a definitive agreement will be entered into and a business combination consummated.  With the permission of DVI, we changed our name to Dynastar Holdings, Inc., to facilitate these discussions.  If the parties determine not to proceed with the business combination, we will change our name back to Medical Design Studios, Inc. or adopt another name.

Operations

We were founded as an unincorporated business in January 2004 and became a “C” corporation in the State of Nevada on February 1, 2005.

Prior to July 2010, we were a digital medical illustrator and animator that provided digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues. On July 5, 2010, we transferred this business to a company controlled by our former officer and director.  We are currently inactive, except for filing required periodic reports with the Securities and Exchange Commission and making other related corporate filings.  Our principal business objective for the next 12 months will be to achieve long-term growth potential through a combination with a new business.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

As discussed above, we are currently engaged in discussions with DVI regarding a possible business combination involving DVI.

Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

We have generated no revenues to date.

We incurred general and administrative expenses of $820 and $3,176 and professional fees of 9,312 and $9,160 for the three months ended September 30, 2011 and 2010, respectively. These expenses were incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended September 30, 2011 and 2010 was $(10,132) and $(12,336), respectively.

Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

We incurred general and administrative expenses of $4,565 and $4,015 and professional fees of 33,987 and $14,378 for the nine months ended September 30, 2011 and 2010, respectively. These expenses were incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for nine months ended September 30, 2011 and 2010 was $(38,522) and $(18,393), respectively.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Our cash and cash equivalents balance at September 30, 2011 was $4,092.

During the nine months ended September 30, 2011, we prepaid accounting fees of $1,055 and our former majority shareholder, contributed $40,000 to our capital to support our working capital needs.

Based on our available cash on September 30, 2011, we do not have adequate cash on hand to cover our anticipated expenses for the next twelve months.

As a public company, we have incurred and will continue to incur significant expenses for legal, accounting and related services. Since we became a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we are incurring ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and other filings.

We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan. In order to obtain capital, we may need to sell shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. Also, currently we have no other commitments, other than the costs of being a public company, which will increase our operating costs or cash requirements in the future.

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

Recently-Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our President (acting in his capacity as the principal executive officer and principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our President has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not required

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1/31.2	Section 302 Certification of Interim Chief Executive and Chief Financial Officer.

32.1/32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Interim Chief Executive and Chief Financial Officer.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

*
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	Dynastar Holdings, Inc.

	By:	/s/ Kenneth Spiegeland
Kenneth Spiegeland
Interim President and Director
(principal executive officer and principal
financial and accounting officer)