Form 10-K
period 2011-12-31
Dynastar Holdings, Inc.
filed 2012-04-12
CIK 1405917

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-140148

Dynastar Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0309317
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1311 Herr Lane
Louisville, Kentucky	40222
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number: (502) 326-8100

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) and 2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The registrant did not have an active market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of the shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s commons stock as of March 27, 2012 was 38,084,247.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Recent Developments

On October 14, 2011, we filed a certificate of amendment (the “Certificate”) with the Secretary of State of Nevada (i) changing our name to Dynastar Holdings, Inc. (“Pubco,” “we,” “us,” or “our”), (ii) increasing our authorized shares of Common Stock, par value $0.001 per share, from 74,000,000 shares to 300,000,000 shares, and (iii) increasing its authorized shares of our blank check Preferred Stock, par value $0.001 per share, from 1,000,000 shares to 10,000,000 shares. Also on October 14, 2011, our Board of the Directors authorized a 40.25-for-1 (Forty and 25/100 for One) forward stock split in the form of a dividend (the “Stock Split”) on all of the outstanding shares of our Common Stock. All shares and per share amounts in our financial statements included in this Annual Report have been adjusted to give retroactive effect to the Stock Split.

On November 2, 2011, we formed a wholly owned subsidiary, Dynastar Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), for the purpose of entering into a merger transaction described below. Effective November 2, 2011, our trading symbol was changed from “MEDD.OB” to “DYNA.OB”.

On October 6, 2011, Dynastar Ventures, Inc., a Delaware corporation (“Dynastar”), purchased an aggregate of 271,400,076 (6,742,859 pre-split) shares of Pubco’s restricted common stock from the previous owner for cash consideration of $100,000. The 271,400,076 shares purchased by Dynastar represented approximately 94.4% of Pubco’s issued and outstanding common stock as of the purchase date.

On January 17, 2012, which we refer to as the “Closing Date,” Pubco, Acquisition Corp. and Dynastar entered into a merger agreement (“Merger Agreement”) and completed the merger (“Merger”). As a result of the Merger, we acquired the business of Dynastar and will continue the existing business operations of Dynastar as our wholly owned subsidiary. As further discussed below, on the Closing Date and as a condition to the Merger closing, Dynastar surrendered for cancellation the 271,400,076 shares of our common stock that it had previously purchased.

The Merger

Pursuant to the Merger Agreement, on the Closing Date, Acquisition Corp. merged with and into Dynastar, with Dynastar remaining as the surviving entity. As a result of the Merger, each share of Dynastar common stock outstanding was cancelled and converted into the right to receive one (1) share of our common stock. Prior to the Merger, no material relationship existed between Acquisition Corp. and Dynastar.

Prior to the closing of the Merger, holders of the Series A Convertible Preferred Stock of Dynastar (the “Dynastar Preferred Stock”) agreed (i) that their shares of Dynastar Preferred Stock would automatically convert into shares of Dynastar common stock immediately prior to, and conditional upon, the closing of the Merger at the anti-dilution adjusted conversion price of $0.20 per share, rather than at the original conversion price of $0.33 per share, and (ii) to waive certain rights they may have had under the terms of the Dynastar Preferred Stock.

Prior to the closing of the Merger, holders of the Dynastar 10% Secured Convertible Promissory Notes (the “Bridge Notes”) agreed (i) that their Bridge Notes would automatically convert into shares of our common stock upon the closing of the Merger at the anti-dilution adjusted conversion price of $0.20 per share, rather than at the original conversion price of $0.40 per share, (ii) that the Dynastar warrants (“Dynastar Warrants”) to purchase one-half share of common stock of Dynastar, exercisable for a period of five (5) years, at an exercise price of $0.80 per share, would automatically convert upon the closing of the Merger into our warrants exercisable for a period of five (5) years, at an exercise price of $0.80 per share and (iii) to waive certain rights they may have had under the terms of the Dynastar Warrants.

Pursuant to, and upon closing of the Merger, the stockholders of Dynastar surrendered all of the issued and outstanding shares of Dynastar’s capital stock, assuming conversion of Dynastar’s outstanding Dynastar Preferred Stock at the as adjusted conversion price of $0.20 per share, and received, in exchange for such shares, an aggregate of 15,872,000 shares of our common stock. Our pre-merger closing stockholders, other than Dynastar retained 16,103,541 shares of our common stock. Dynastar surrendered its 271,400,076 shares of our common stock, purchased on October 6, 2011, for cancellation pursuant to the Merger Agreement. The Bridge Notes were converted, as to their outstanding principal amount, into an aggregate of 5,724,925 shares of our common stock and as to their accrued interest amount, into an aggregate of 258,781 shares of our common stock. The Dynastar Warrants were exchanged into our warrants to purchase an aggregate of 2,862,463 shares of our common stock and 125,000 shares of our common stock and a warrant to purchase 62,500 shares of our common stock were issued to an investor in the initial closing of a private offering described below.

For financial reporting purposes, the Merger represents a capital transaction of Dynastar or a “reverse merger” rather than a business combination, because the sellers of Dynastar controlled the combined company immediately following the completion of the Merger. As such, Dynastar is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a recapitalization of Dynastar. Accordingly, the assets and liabilities and the historical operations that will be reflected in our ongoing financial statements will be those of Dynastar and will be recorded at the historical cost basis of Dynastar. Our assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operation of Dynastar after consummation of the Merger. Our historical financial statements before the Merger will be replaced with the historical financial statements of Dynastar before the Merger and all future filings with the SEC. The Merger is intended to be treated as, and the parties have agreed to take all actions necessary to ensure that the Merger is treated as, a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Offering

Concurrently with the closing of the Merger and in contemplation of the Merger, we completed a closing of a private offering (the “Offering”) of 125,000 units of our securities, at a price of $0.20 per unit for an aggregate of $25,000. Each unit consisted of one share of our common stock and a warrant to purchase one-half share of our common stock. The warrants are exercisable for a period of five years at a purchase price of $0.80 per whole share of our common stock. A second closing of the Offering occurred on February 24, 2012 when a second investor in the Offering purchased 125,000 units for cash consideration of $25,000.

The Offering was conducted on a “best efforts” basis. The closing of the Offering and the closing of the Merger were not conditioned upon each other.

We paid the placement agent in the offering, Gottbetter Capital Markets, LLC, a commission of 10% of the funds raised in the initial closing of the offering. In addition the placement agent received five-year warrants to purchase a number of shares of our common stock equal to five (5%) of the units sold in the initial closing of the Offering. As a result of the foregoing arrangement, at the closing of the initial closing of the Offering, the placement agent was paid commissions of $2,500 and was issued broker warrants to purchase 6,250 shares of our common stock at an exercise price of $0.20 per share.

Post Acquisition Reporting – Rule 13a-1:

The Merger, described above, was effective January 17, 2012, after our most recent fiscal year ended December 31, 2011. As a result, the pre-merger business of Pubco, although dormant as of December 31, 2011, ceased to exist as of the Closing Date, January 17, 2012. To prevent a gap in financial reporting, in accordance with SEC Rule 13a-1, we are required to report all information normally required in an Annual Report on Form 10-K related solely to the business of pre-merger Pubco as of December 31, 2011, and for the fiscal year then ended. Unless otherwise indicated, all of the information furnished in this report refers solely to the business activities of Pubco before the Merger.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Dynastar Holdings, Inc. and its Subsidiary, before giving effect to the Merger. Unless otherwise indicated or the context otherwise requires, the term “our business” refers to the business of Dynastar Holdings, Inc. and its Subsidiary, before giving effect to the Merger.

For information regarding the ongoing business of Dynastar Holdings, Inc. post-Merger, we advise you to refer the reader to the Current Report on Form 8-K originally filed with the SEC on January 23, 2012 as amended on January 27, 2012.

Our Historical Development

We were founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005. Historically, we were a digital medical illustrator and animator providing digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues. On July 5, 2010, we transferred to a newly-formed company controlled by Justin N. Craig, our former President, Chief Executive Officer, Chief Financial Officer and Chairman, certain operating assets associated with the continuing operations of the digital medical illustrations business, subject to related liabilities, effectively splitting off and terminating our digital medical illustration business. Following this split-off, our principal business objective was to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. As of December 31, 2011, we were in discussions with Dynastar with regard to pursuing a business combination with Dynastar. We changed our name to Dynastar Holdings, Inc. on October 17, 2011 in anticipation of a successful outcome to those discussions.

Our operations as of December 31, 2011 were inactive, except for filing periodic reports with the SEC pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated thereunder and making other related corporate filings. Based on our limited operations as of December 31, 2011, we qualified as a “shell company,” as that term is defined under the Exchange Act, because we had no or nominal assets (other than cash) and no or nominal operations. We exited shell company status on January 17, 2012 with the closing of the Merger.

As a result of the Merger, we ceased to be a development stage company and ceased our search for a business combination.

Employees

As of December 31, 2011, we had no employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we did not own or lease any property.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2011, No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.	MINE SAFETY DICLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established current public market for our shares of common stock. A symbol was assigned for our common stock so that our common stock could be quoted for trading on the OTCBB under MEDD prior to October 14, 2011 and then under DYNA thereafter. A minimal number of public trades have occurred since April 30, 2007. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the federal securities laws or the blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income. We have never repurchased any of our equity securities.

Following the Merger, our shares of common stock will remain eligible for quotation on the OTCBB. There is currently no established market for our common stock.

Holders

As of March 27, 2012, we had 38,084,247 shares of our common stock issued and outstanding held by 84 shareholders of record.

Securities Authorized For Issuance Under Equity Compensation Plans

Our Board of Directors and shareholders owning a majority of our outstanding common stock adopted our 2011 Equity Incentive Plan (the 2011 Plan”) on October 14, 2011. The 2011 Plan provides for the issuance of up to 5,000,000 shares of our common stock as incentive awards to be granted to executive officers, key employees, consultants, advisors and directors of the Company or its affiliates. As of December 31, 2011, we had not granted any awards under the 2011 Plan.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, Pubco did not sell any of its securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

Due to the post acquisition reporting requirements of SEC Rule 13a-1, as discussed further in Item 1 above, the following discussion in this section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” only refers to the business and financial position and related results of Pubco before the Merger. It does not include any information on Dynastar or Dynastar Holdings, Inc. post-Merger. For information regarding the ongoing business of Dynastar Holdings, Inc. post-Merger, we refer the reader to our Current Report on Form 8-K filed with the SEC as an amendment to our Form 8-K filed with the SEC on January 23, 2012, as amended on January 27, 2012.

Results of Operations - Pubco

Fiscal year Ended December 31, 2011 and 2010

Revenues

We did not generate any revenues from for the years ended December 31, 2011 and 2010.

Total operating expenses

For the years ended December 31, 2011 and 2010, total operating expenses were $46,818 and $22,495, respectively. Administrative expenses increased $24,323 during the year ended December 31, 2011 to $46,818 compared to $22,495 for the year ended December 31, 2010 primarily due to an increase in professional fees related to the Merger.

Net Loss

Our net losses for years ended December 31, 2011 and 2010 were $46,818 and $44,688, respectively.

We have generated no revenues and our net operating loss from inception through December 31, 2011 was $185,074.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

The audited financial statements of Dynastar for the period from May 4, 2010 (inception) through December 31, 2011 will be filed with the SEC as an amendment to our Form 8-K filed with the SEC on January 23, 2012, as amended on January 27, 2012, to report the Merger and related matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act, we carried out an evaluation, with the participation of our management, including our Interim Chief Executive Officer (“CEO”) (our principal executive and financial officers), who are the same person, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, our internal control over financial reporting was not effective for the purposes for which it is intended. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Before the closing of the Merger Agreement on January 17, 2012, Kenneth Spiegeland served as our Interim CEO and President and sole Director. Upon closing of the Merger, the number of directors was increased to seven and Jerry W. Tyler and John S. Henderson IV were appointed as directors until the Company’s next annual meeting of shareholders or until the director’s death, resignation or removal. Also upon closing of the Merger, John S. Henderson IV was appointed Chief Executive Officer, President and Chairman of the Board, and Robert R. Mohr was appointed Chief Financial Officer, Treasurer and Secretary of the company. Subsequently, Kevin Grangier and J. Sherman Henderson III were appointed directors on January 31, 2012. Jerry W. Tyler Jr. resigned from his director position on March 18, 2012. Mr. Tyler’s resignation did not arise from any disagreements with us.

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position

John S. Henderson IV	39	Chief Executive Officer, President and Chairman of the Board

Robert R. Mohr	46	Chief Financial Officer, Treasurer and Secretary

Kenneth Spiegeland	48	Director

Kevin Grangier	47	Director

Sherman Henderson III	69	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers are appointed by the Board of Directors and serve until their successors are appointed by the Board of Directors.

Biographical resumes of each officer and director of the Company are set forth below:

John S. Henderson, Chief Executive Officer, President and Chairman of the Board, has served as Chief Executive Officer, President, and the Chairman of the Board of Dynastar since May 4, 2010.  Mr. Henderson previously served as President of Lightyear Wireless Solutions, a division of Lightyear Network Solutions, Inc. (LYNS), from 2003 to 2010 where he founded and built the direct sales division to $12 million in revenue.  Prior to Lightyear, Mr. Henderson served as Vice President of Sales and Marketing of the Direct Sales division of Excel Communications, a billion dollar direct sales company, from 2001 to 2003.

Robert R. Mohr, Chief Financial Officer, Treasurer and Secretary, has served as Chief Financial Officer of Dynastar since November of 2010.  Mr. Mohr previously served as Chief Accounting Officer and principal financial officer of Beacon Enterprise Solutions Group, Inc. (BEAC.OB) from 2007 to 2010 in charge of finance and administration.  Prior to that, Mr. Mohr served as Director of Financial Reporting for Triple Crown Media, Inc. (TCMI), a $130 million sports marketing, association management and newspaper concern, where he was in charge of SEC compliance, financial reporting and analysis from 2005 to 2007.  Over the past 22 years, Mr. Mohr has served in senior financial roles in both public and private companies in varying stages of development including start-ups, mergers and acquisitions, restructurings, leveraged buy-outs and turnarounds.  Pursuant to financial roles, Mr. Mohr has also served as the leader of human resources, information technology, logistics, distribution and customer service.

Kenneth Spiegeland, Director, served as Pubco’s sole director from October 12, 2011 until the Merger closing on January 17, 2012. Mr. Spiegeland will remain as one of our directors following the Merger closing. He became Pubco’s interim Chief Executive Officer, President and Interim Chief Financial Officer on September 14, 2011 and served in those capacities until the Merger closing on January 17, 2012. Mr. Spiegeland has been a member of the Board of Directors of Rackwise, Inc. (OTCBB: RACK) since February 1, 2011. From February 1, 2011 through September 21, 2011, he served as the Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary of Rackwise. He has been a Senior Account Manager with Concord Private Jet since January 2010.  From April 2008 to January 2010, he was a real estate broker and a partner in KBS Partnership, a real estate holding company he founded in 1985, and from January 2005 to December 2008, he was the Managing Member of New Space Closet. Prior to this, from January 2000 to November 2005, he was Division Manager with Masco Contractor Services, a subsidiary of Masco Corporation, a leading manufacturer of home improvement and building products, and from February 1998 to January 2000, he was the General Manager of Gabriel-Spry Services, a division of Gale Industries, and prior to this he served as Executive Vice President of Gabriel-Spry Company Inc. since 1983.

Kevin S. Grangier, Director, APR, was appointed to our board of directors on January 31, 2012 and brings more than 25 years of brand development, marketing and communication experience to the Company.  Mr. Grangier currently is CEO of CarryOn Public Relations, Inc., a full-service public relations and brand communication agency founded by Mr. Grangier in Los Angeles in 1998. CarryOn has represented more than 100 of the top 1,000 brands in the United States, including Coors Brewing, Pharmavite, the NHL, ESPN, IHOP, GOT MILK?, Beverly Hills Tourism, Jacuzzi, Yahoo!, Pfizer, Lindt Chocolate, AstraZeneca, Symantec, and dozens of other products representing virtually every category.  Mr. Grangier also founded CarryOn Interactive (Coi), an interactive and social media agency, Brandeavor, Inc. and LabelConscious, Inc., brand research and identity development firms that represent companies in a variety of manufacturing, healthcare, food and industrial industries. Mr. Grangier was accredited by The Public Relations Society of America at age 26 and currently holds board positions or serves in advisory capacities for a variety of for-, not-for- and non-profit organizations. He earned his bachelors degree in communication and health administration from Western Kentucky University and also attended Indiana University and Bellarmine University in Louisville.

Sherman Henderson III, Director, has more than 37 years of business experience, including roles spanning company ownership, sales, marketing and management. He began his career in the telecom industry in 1986, when he oversaw Charter Network, a long-distance carrier serving the Midwestern United States. He founded Lightyear, which began operations as UniDial, in 1993 in Louisville, Kentucky and served as its chief executive officer from its founding until May 2011. He currently serves as its chairman emeritus. Additionally, Mr. Henderson served six terms as chairman of COMPTEL, the leading association representing competitive communications service providers and their supplier partners. He currently serves as a director of Rackwise, Inc. (OTCBB: RACK) and Beacon Enterprise Solutions Group Inc. (OTCBB: BEAC), where he is a member of the compensation committee. Sherman Henderson III is the father of John S. Henderson IV.

Board of Directors and Corporate Governance

Our Board consisted of four (4) members, two of which are independent. Pubco’s pre-Merger stockholders appointed one (1) of the current members of the Board. The Board may be increased up to seven (7) members, provided that at least two of the additional directors is independent.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”   Nevertheless, our Board has determined that two of our four directors, Mr. Kenneth Spiegeland and Mr. Kevin Grangier, are “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market.

Board Committees

We intend to maintain a board of directors that is composed of a majority of “independent” directors. We may appoint an audit committee, nominating committee and/or compensation committee, to adopt charters relative to each such committee.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our Secretary, at Dynastar Holdings, Inc., 1311 Herr Lane, Louisville, KY 40222.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by Pubco during the last two fiscal years ended December 31, 2011 to (i) all individuals that served as Pubco’s principal executive officer or acted in a similar capacity for Pubco at any time during the fiscal year ended December 31, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2011 that received annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kenneth Spiegeland, Chief Executive Officer	2011	0	0	0	0	0	0	0	0
Dennis Carter, Chief Executive Officer	2011	0	0	0	0	0	0	0	0
Dennis Neclerio, Chief	2011	0	0	0	0	0	0	0	0
Executive Officer	2010	0	0	0	0	0	0	0	0

(1)	Mr. Neclerio resigned as Pubco’s Chief Executive Officer on August 1, 2011. Mr. Carter was appointed as Pubco’s Chief Executive Officer on August 1, 2011 and resigned from that position on October 12, 2011. Mr. Speigeland was appointed Pubco’s Chief Executive Officer On October 12, 2011 and resigned from that position on January 17, 2012

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2011 Plan. (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” above.) We have no other plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Equity Compensation Plan Information

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	5,000,000

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	5,000,000

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. During the fiscal year ended December 31, 2011, there were no arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 27, 2012 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Common Stock Beneficially Owned (2)

John S. Henderson IV	4,500,000	(3)	11.8%

Robert R. Mohr	200,000	(4)	*

Kenneth Spiegeland	0		0.0%

Kevin S. Grangier

Sherman Henderson III

All directors and executive officers as a group (5 persons)	4,700,000		12.3%

Gottbetter Capital Group, Inc. 488 Madison Avenue, 12th Floor New York, NY 10022	3,093,803	(5)	8.0%

Jerry A. Hickson 403 Hazeltine Drive Austin, TX78734	8,728,299	(6)	21.6%

Michael Lichtenstein 17879 Monte Vista Drive Boca Raton, FL 33496	3,958,101	(7)	10.1%

Navesink Capital Advisors, LLC 1200 Federal Highway, Suite 200 Boca Raton, FL 33432	3,721,259	(8)	9.6%

David Duggins 7005 New Bern Court Prospect, KY 40059	4,500,000	(9)	11.8%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this Annual Report on Form 10-K are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 38,084,247 shares of our common stock issued and outstanding as of March 27, 2012 (including an aggregate of 15,872,000 shares issued in connection with the Merger (the “Merger Shares”), 5,724,925 shares issued upon conversion of the Dynastar Bridge Notes and 258,781 shares in payment of interest on the Dynastar Bridge Notes (the “Dynastar Bridge Note Interest Shares”) received by the former Dynastar stockholders and Dynastar Bridge Notes holders in the Merger), after giving effect to the Merger and the first closing of the Offering.

(3)	Consists of 4,500,000 Merger Shares. Does not include 1,000,000 shares of common stock that may be issued upon exercise of incentive stock options granted under our 2011 Plan, which are not exercisable within 60 days.

(4)	Consists of 50,000 Merger Shares and 150,000 shares that may be issued upon exercise of stock options granted under our 2011 Plan, which are exercisable within 60 days. Does not include 800,000 shares issuable upon exercise of such options, which are not exercisable within 60 days.

(5)	Includes 2,587,553 shares of our common stock and 500,000 shares that may be issued upon exercise of a warrant which is exercisable within 60 days. Also includes 6,250 shares of our common stock that may be issued upon exercise of a broker warrant issued to Gottbetter Capital Markets, LLC. Adam Gottbetter has voting and investment power with respect to the shares owned by, and issuable to, Gottbetter Capital Group, Inc. and Gottbetter Capital Markets, LLC.

(6)	Consists of 1,207,500 shares of our common stock, 375,000 Merger Shares, 4,625,000 shares issued upon conversion of the Dynastar Bridge Notes, 208,299 Dynastar Bridge Note interest shares and 2,312,500 shares that may be issued upon exercise of warrants issued in exchange for Dynastar Bridge Note warrants (the “Exchange Warrants”), which are exercisable within 60 days.

(7)	Consists of 2,553,018 shares of our common stock, 250,000 Merger Shares, 100,000 shares issued upon conversion of the Dynastar Bridge Notes, 5,083 Dynastar Bridge Note interest shares, 50,000 shares that may be issued upon exercise of Exchange Warrants which are exercisable within 60 days and an additional 1,000,000 shares that may be issued upon exercise of other warrants which are exercisable within 60 days.

(8)	Consists of 2,369,453 shares of our common stock, 400,000 shares issued upon conversion of the Dynastar Bridge Notes, 14,303 Dynastar Bridge Note interest shares, 250,000 shares that may be issued upon exercise of Exchange Warrants which are exercisable within 60 days, 500,000 shares that may be issued upon exercise of an additional warrant which are exercisable within 60 days, 125,000 shares issued upon the initial closing of the Offering and 62,500 shares that may be issued upon exercise of an Investor Warrant issued in the Offering, which is exercisable within 60 days.

(9)	Consists of 4,500,000 Merger Shares.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 14, 2011, our Board of Directors adopted the 2011 Plan which reserves a total of 5,000,000 shares of common stock for issuance under the 2011 Plan.  If an incentive award granted under the 2011 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2011 Plan.

Shares issued under the 2011 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2011 Plan.  In addition, the number of shares of common stock subject to the 2011 Plan and the number of shares and terms of any incentive award are expected to be adjusted in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2011 Plan.  Subject to the terms of the 2011 Plan, the compensation committee would have complete authority and discretion to determine the terms of awards under the 2011 Plan.

Eligible Recipients

Any officer or other employee of the Company or its affiliates, or an individual that the Company or an affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to the Company or its affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2011 Plan.

Grants

The 2011 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code”) and stock appreciation rights, as described below:

·	Options granted under the 2011 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant. Such awards may include vesting requirements.

·	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

·	The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

·	Stock awards are permissible. The compensation committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

·	Stock appreciation rights or SARs, entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board may amend, suspend or terminate the 2011 Plan without stockholder approval or ratification at any time or from time to time.  No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2011 Plan terminates ten years after it is adopted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions Involving Pubco

Not applicable.

Transactions Involving Dynastar Ventures, Inc.

Sherman Henderson III, the father of John S. Henderson IV, our Chief Executive Officer, purchased $25,000 in principal amount of the Dynastar Bridge Notes.

Transactions Involving the Company Following the Closing of the Merger

Employment Agreements

As of and effective upon the closing of the Merger, we have entered into three-year, renewable executive employment agreements with John S. Henderson, our Chief Executive Officer, and Robert R. Mohr, our Chief Financial Officer, which agreements supersede and replace in the entirety those existing agreements by and between Dynastar and each of Messrs. Henderson and Mohr.

Pursuant to these employment agreements, Mr. Henderson will receive a base salary for the first twelve months of his agreement in the amount of $210,000 while Mr. Mohr will receive a base salary for the same period in the amount of $175,000. These amounts will be subject to annual review by our Board and increase (but not decrease) as the Board determines. Our Board shall determine in its sole discretion, following the closing of the Merger, what bonuses Messrs. Henderson and Mohr shall be entitled to, based on milestones to be agreed upon by the Board.

Upon the closing of the Merger, we granted (i) John S. Henderson IV, our Chief Executive Officer, options under the 2011 Plan to purchase 1,000,000 shares of our common stock vesting in three equal annual installments beginning on the first anniversary of the Merger closing date, with an exercise price of $0.22 per share, to qualify as incentive stock options under the Internal Revenue Code requirements for 10% stockholders and (ii) Robert R. Mohr , our Chief Financial Officer, options under the 2011 Plan to purchase (a) 450,000 shares of common stock, of which 150,000 shares were fully vested as of the Merger closing date and the remaining 300,000 shares will vest in two equal annual installments on November 4, 2012 and November 4, 2013 and (b) additional options to purchase 500,000 shares of common stock vesting in three equal annual installments beginning on the first anniversary of the Merger closing date, each with an exercise price of $0.20 per share.

Transactions Between the Company and Navesink Capital Advisors, LLC

Consulting Agreement

Effective upon the closing of the Merger, we entered into an agreement with Navesink Capital Advisors, LLC (Navesink”) pursuant to which Navesink agreed to provide us with certain professional consulting services relating to business development and corporate finance. This agreement has a term of six months. As consideration under this agreement, we agreed to issue to Navesink a five year warrant exercisable for two million (2,000,000) shares of our common stock at an exercise price of $0.20 per share. Shares underlying these warrants are entitled to piggyback” registration rights at our discretion. Prior to the merger Closing Date, Navesink assigned to certain third parties its right to receive warrants exercisable for one million five hundred thousand (1,500,000) shares, including 500,000 shares of which were assigned to Gottbetter Capital Group, Inc.

Navesink Investments in Dynastar and the Company

In October 2011, Navesink purchased $100,000 principal amount of the Dynastar Bridge Notes and received Dynastar warrants to purchase 125,000 shares of Dynastar common stock. Upon the closing of the Merger, these Dynastar Bridge Notes were converted into 500,000 shares of our common stock and the Dynastar warrants were exchanged for our warrants to purchase 250,000 shares of our common stock. Prior to the Merger closing, Navesink sold to a third party its rights to receive 100,000 of the 500,000 shares of our common stock.

Effective upon the closing of the merger, Navesink purchased 125,000 units in the initial closing of the Offering for a purchase price of $25,000. As a result of this purchase, Navesink received 125,000 shares of our common stock and five year warrants to purchase 62,500 shares of our common stock at a purchase price of $0.80 per share.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that Messrs. Spiegeland and Grangier qualify as independent under the requirements of the Nasdaq listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010
Audit fees (1)	$15,500	$14,000
Audit-related fees (2)	-
Tax fees (3)	1,000	-
All other fees (4)	-	-
Total fees	$16,500	$14,000

(1)	Audit Fees — This category includes the audit of our annual financial statements included in our Form 10-K Annual Report, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees — This category consists of fees for (i) attending annual stockholder meeting, (ii) review of our response to SEC comments, and (iii) review of our registration statements.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Dynastar Holdings, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of January 17, 2012 by and among Registrant, Dynastar Acquisition Corp., and Dynastar Ventures Inc., (a Delaware corporation) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission (the SEC”) on January 23, 2012)

2.2	Certificate of Merger dated as of January 17, 2012 for the merger of Dynastar Acquisition Corp. into Dynastar Ventures Inc. (a Delaware corporation) (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed with SEC on January 23, 2012)

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed with the SEC on July 16, 2007)

3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on October 14, 2011)

3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed with the SEC on July 16, 2007)

4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with SEC on January 23, 2012)

4.2	Form of Bridge Note Exchange Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission (the SEC”) on January 27, 2012)

4.3	Form of Broker Warrant (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with SEC on January 23, 2012)

4.4	Form of Navesink Warrant (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed with SEC on January 23, 2012)

10.1	Form of Subscription Agreement between the Registrant and the investors in the Unit Private Placement Offering (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with SEC on January 23, 2012)

10.2	Subscription Escrow Agreement dated December 15, 2011, by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with SEC on January 23, 2012)

10.3	Placement Agency Agreement dated as of October 27, 2011 by and between the Placement Agent and the Registrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with SEC on January 23, 2012)

21	List of Subsidiaries

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

In reviewing the agreements included as exhibits and incorporated by reference to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNASTAR HOLDINGS, INC.

Dated: April 12, 2012	By:	/s/ John S. Henderson IV
John S. Henderson IV, President and Chief Executive Officer

Dated: April 12, 2012	By:	/s/ Robert R. Mohr
Robert R. Mohr, Treasurer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John S. Henderson IV
John S. Henderson IV	Director	April 12, 2012

/s/ Kenneth Spiegeland
Kenneth Spiegeland	Director	April 12, 2012

/s/ Kevin Grangier
Kevin Grangier	Director	April 12, 2012

/s/ J. Sherman Henderson III
Sherman Henderson	Director	April 12, 2012

PART IV – FINANCIAL INFORMATION

ITEM 15.	FINANCIAL STATEMENTS

The audited financial statements presented herein are those of Pubco for the two years ended December 31, 2011 and 2010, prior to the Merger. These financial statements do not reflect the Merger or the financial statements of Dynastar Ventures, Inc.

The audited financial statements of Dynastar Ventures, Inc. for the period from May 4, 2010 (inception) through December 31, 2011 will be filed with the SEC as an amendment to our Form 8-K filed with the SEC on January 23, 2012, as amended on January 27, 2012, to report the Merger and related matters.

Dynastar Holdings, Inc. and Its Subsidiary

(Formerly Medical Design Studios, Inc.)

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dynastar Holdings, Inc.

(Formerly Medical Design Studios, Inc.)

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Dynastar Holdings, Inc. (formerly Medical Design Studios, Inc.) and its subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2011 and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 12, 2012

DYNASTAR HOLDINGS, INC.

(Formerly Medical Design Studios, Inc.)

Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$-	$3,699

Total Current Assets	-	3,699

Total Assets	$-	$3,699

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$3,119	$-

Total Current Liabilities	3,119	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.001 par value: 300,000,000 shares authorized; 287,503,577 shares issued and outstanding	287,504	287,504
Additional paid-in capital	(105,549)	(145,549)
Accumulated deficit	(185,074)	(138,256)

Total Stockholders' Equity (Deficit)	(3,119)	3,699

Total Liabilities and Stockholders' Equity (Deficit)	$-	$3,699

The accompanying notes are an integral part of these consolidated financial statements.

DYNASTAR HOLDINGS, INC.

(Formerly Medical Design Studios, Inc.)

Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

Operating expenses
General and administrative	$4,565	$4,732
Professional fees	38,161	17,763
Salary - former officer	4,092	-

Total operating expenses	46,818	22,495

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(46,818)	(22,495)

INCOME TAX PROVISION	-	-

LOSS FROM CONTINUING OPERATIONS	(46,818)	(22,495)

DISCONTINUED OPERATIONS
Income from operations of discontinued operations, net of taxes	-	5,961
Net loss on disposal	-	(28,154)

Loss from discontinued operations, net of taxes	-	(22,193)

NET LOSS	$(46,818)	$(44,688)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)

Total net loss per common share	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	287,503,577	287,503,577

The accompanying notes are an integral part of these consolidated financial statements.

DYNASTAR HOLDINGS, INC.

(Formerly Medical Design Studios, Inc.)

Statements of Stockholders’ Equity (Deficit)

	Common Stock, $0.001 Par Value		Additional
	Number of		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	287,503,577	$287,504	$(193,049)	$(93,568)	$887

Contribution to capital			47,500		47,500

Net loss				(44,688)	(44,688)

Balance, December 31, 2010	287,503,577	287,504	(145,549)	(138,256)	3,699

Capital contribution - former stockholder			40,000		40,000

Net loss				(46,818)	(46,818)

Balance, December 31, 2011	287,503,577	$287,504	$(105,549)	$(185,074)	$(3,119)

The accompanying notes are an integral part of these consolidated financial statements.

DYNASTAR HOLDINGS, INC.

(Formerly Medical Design Studios, Inc.)

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,818)	$(44,688)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	3,414
Loss from disposal of discontinued operations, net of taxes	-	28,154
Changes in operating assets and liabilities:
Accounts receivable	-	(13,120)
Accrued expenses	3,119	(17,561)

NET CASH USED IN OPERATING ACTIVITIES	(43,699)	(43,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	-	(100)

NET CASH USED IN INVESTING ACTIVITIES	-	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	40,000	47,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	47,500

NET CHANGE IN CASH	(3,699)	3,599

Cash at beginning of period	3,699	100

Cash at end of period	$-	$3,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Dynastar Holdings, Inc. and its Subsidiary

(Formerly Medical Design Studios, Inc.)

December 31, 2011 and 2010

Notes to the Financial Statements

Note 1 – Organization and Operations

Dynastar Holdings, Inc. (formerly Medical Design Studios, Inc.)

Dynastar Holdings, Inc. (formerly Medical Design Studios, Inc.) (the “Company”) was founded as an unincorporated business in January 2004 and became a C corporation in the State of Nevada on February 1, 2005. The Company is a digital medical illustrator and animator providing digital displays and enhancements to companies that assist attorneys to prepare or enhance exhibits for trials involving medical issues. The Company applied Paragraph 505-10-S99-3 of the FASB Accounting Standards Codification, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of December 31, 2004 as the Company had minimal operations for the month ended January 2005.

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

The financial statements for the year ended December 31, 2010 give effect to the discontinuance of the discontinued operations.

Change in Control

Pursuant to a Stock Purchase Agreement, dated as of September 27, 2011, between Dynastar Ventures, Inc., a privately owned Delaware corporation (“Dynastar”), and Vision Opportunity Master Fund, Ltd., a Cayman Islands company (“Vision”), the then majority stockholder of the Company, on October 6, 2011, Dynastar purchased from Vision for cash consideration of $100,000.00 an aggregate of 271,400,075 shares (the “Shares”) of the Company’s Common Stock, par value $0.001 per share representing approximately 94.4% of the Company’s issued and outstanding Common Stock and 100% of Vision’s share holdings in the Company on the date of purchase.

The Company was inactive at December 31, 2011.

Amendment to the Certificate of Incorporation

On October 14, 2011, the Company filed a certificate of amendment (the “Certificate”) with the Secretary of State of Nevada (i) changing the name of the Company to Dynastar Holdings, Inc., (ii) increasing its authorized shares of Common Stock, par value $0.001 per share, from 74,000,000 shares to 300,000,000 shares and (iii) increasing its authorized shares of its blank check Preferred Stock, par value $0.001 per share, from 1,000,000 shares to 10,000,000 shares.

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

Preparation for Merger

On November 2, 2011, we formed a wholly owned subsidiary, Dynastar Acquisition Corp., a Delaware corporation (“Acquisition Corp.”), for the purpose of entering into a merger transaction described below. Effective November 2, 2011, our trading symbol was changed from “MEDD.OB” to “DYNA.OB”.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and the Acquisition Corp.

All inter-company balances and transactions have been eliminated.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from these estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•	Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC Paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to ASC Paragraphs 505-50-25-8 and 505-50-25-9,an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

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

There were no potentially dilutive shares outstanding for the year ended December 31, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2011, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On October 14, 2011, the Company filed a Certificate of Amendment of Certificate of Incorporation, and increased its total number of shares of all classes of stock which the Company is authorized to issue to Three Hundred Ten Million (310,000,000) shares inclusive of Ten Million (10,000,000) shares of Preferred Stock, par value $0.001 per share, and Three Hundred Million (300,000,000) shares of Common Stock, par value $0.001 per share.

Contributed Capital

For the year ended December 31, 2010, the former majority shareholder of the Company contributed $47,500 to the Company for working capital.

For the year ended December 31, 2011, the former majority shareholder of the Company contributed $40,000 to the Company for working capital.

Adoption of 2011 Equity Incentive Plan

On October 14, 2011, the Board of Directors of the Company adopted and shareholders holding a majority of the outstanding shares of its Common Stock, par value $0.001 per share (the “Common Stock”),  approved by written consent the 2011 Equity Incentive Plan (the “2011 Plan”).  The total number of shares of Common Stock reserved for issuance pursuant to awards granted under its 2011 Plan is 5,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.  If an incentive award granted under the 2011 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2011 Plan.

As of December 31, 2011, no options or restricted stock awards have been granted under the 2011 Plan.

Note 6 – Income Tax Provision

Deferred Tax Assets

At December 31, 2011, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $185,074 that may be used to offset future taxable income through the fiscal year ending December 31, 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $62,925 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $15,918 and $15,194 for the year ended December 31, 2011 and 2010, respectively.

Components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$62,925	$47,007

Less valuation allowance	(62,925)	(47,007)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Acquisition of Dynastar Ventures, Inc. and Sale of * Security Units

On January 17, 2012, the agreement and plan of merger (the “Agreement”) was consummated by and among Dynastar Holdings, Inc. (formerly known as Medical Design Studios, Inc.), a Nevada corporation (the “Parent”), Dynastar Acquisition Corp., a Delaware corporation (the Acquisition Subsidiary”) and Dynastar Ventures, Inc., a Delaware corporation (the “Dynastar”). The Parent, the Acquisition Subsidiary and Dynastar are each a Party” and referred to collectively herein as the Parties.”

The Agreement is a merger of the Acquisition Subsidiary with and into Dynastar, with Dynastar remaining as the surviving entity after the merger (the Merger”), whereby the stockholders of Dynastar will receive common stock of the Parent in exchange for their capital stock of Dynastar.

Simultaneously with the closing of the Merger, the Parent intends to effect an initial closing under a private placement of up to 10,000,000 units of securities of the Parent, with the right, at the Parent’s and Dynastar’s discretion, to sell an additional 2,500,000 units (the Private Placement Offering”), at the purchase price of $0.20 per unit (the PPO Price”), each unit consisting of one share of the Parent’s common stock and one five year warrant to purchase one-half of a share of Parent common stock for an exercise price of $0.80 per whole share.

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company completed an initial closing of a private offering (the “Offering”) of 125,000 units of its securities, at a price of $0.20 per unit. A second closing of the Offering occurred on February 24, 2012 when a second investor in the Offering purchased 125,000 units for cash consideration of $25,000.

A second closing of the Offering occurred on February 24, 2012 when a second investor in the Offering purchased 125,000 units for cash consideration of $25,000.

Issuance of a 10% Convertible Promissory Note

On March 13, 2012, the Company issued a 10% convertible promissory note to Paradigm Capital Holdings, LLC or registered assigns ("Holder") in the amount of $25,000 as the Principal Amount (as reduced pursuant to the terms hereof pursuant to redemption, conversion or otherwise, the "Principal") when due, whether upon the Maturity Date (as defined below), acceleration, redemption or otherwise (in each case in accordance with the terms hereof) and to pay interest at the rate of 10.00% per annum ("Interest") from the date set out above as the Issuance Date (the "Issuance Date") until the same becomes due and payable on the Maturity Date with following terms and conditions:

Payments of Principal and Interest; Maturity. Payment in full of all unpaid Principal and all accrued and unpaid Interest is due no later than September 11, 20 12 (the "Maturity Date"), unless this Note is repaid earlier in accordance with Section 2 herein or converted in accordance with Section 3 herein; provided, however, that the Corporation and Holders of a majority in interest of these Notes may mutually agree to extend the term of the Note beyond the Maturity Date. All Interest shall be paid in shares of the Corporation's common stock ("Interest Shares"). The amount of Interest Shares to be delivered shall be determined by dividing the amount of Interest required to be paid by (i) in the event of a mandatory conversion in accordance with Section 3 herein, the Conversion Price (defined below), or (ii) if no mandatory conversion, (a) a number equal to the volume weighted average price of the Corporation's common stock as reported by Bloomberg L.P. for the ten trading days preceding but not including the relevant payment date, or (b) if no such pricing is available, a number determined in good faith by the Board of Directors of the Corporation to be the fair market value of the common stock at the payment date.

Optional Conversion. At the sole discretion of the Holder, the Holder may convert all of the outstanding principal amount of, and accrued but unpaid interest on, this Note into units of the Company's securities (the "Units") at a price of $0.20 per Unit, each Unit consisting of one share of the Company's common stock and a five-year warrant to purchase one-half share of the Company's common stock at an exercise price of $0.80 per whole share of the Company's common stock. No fractional Units will be issued on conversion, but the number of Units shall be rounded to the nearest whole number of Units.

Limitation on Conversion. The Holder shall not be entitled to conve1i this Note on any date, if and to the extent that the number of shares of common stock of the Company issuable upon the conversion of this Note on such date (or issuable upon conversion or exercise of the Conversion Securities if such securities are not shares of common stock of the Company), together with the number of shares of common stock of the Company beneficially owned by the Holder and its affiliates otherwise than on account of ownership of this Note on such date, would result in beneficial ownership by the Holder and its affiliates of more than 9.9% of the outstanding shares of common stock of the Company on such date. For the purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder.

